Form 10-Q
period 1999-06-30
MORTGAGE COM INC
filed 1999-09-24
CIK 1081182

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1999
                                                 -------------

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934.

             For the transition period from __________ to __________

                        Commission File Number 000-26787

                               Mortgage.com, Inc.
              Exact name of registrant as specified in its charter

             Florida                                  65-0435281
             -------                                  ----------
    (State or other jurisdiction           (IRS Employer Identification No.)
  of incorporation or organization)

            8751 Broward Boulevard, Fifth Floor, Plantation, FL 33324
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 452-0000
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes___   No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                             Number of Shares Outstanding
         Class                                  On September 20, 1999
         -----                                  ---------------------
Common Stock,   $ .01 par value                      42,783,469


                               MORTGAGE.COM, INC.
                                  INDEX TO 10-Q
                                  -------------

                                                                                                             Page
                                                                                                             ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Consolidated Balance Sheets as of June 30, 1999 (Unaudited)
                  and December 31, 1998........................................................................3

                  Consolidated Statements of Operations for the three month and six month periods ended June 30, 1999 and 1998 (Unaudited)...................................4

                  Consolidated Statements of Cash Flows for the six month
                  periods ended June 30, 1999 and 1998 (Unaudited).............................................5

                  Notes to Consolidated Financial Statements...................................................6

         ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................................................11

         ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk..................................20

PART II  OTHER INFORMATION

         ITEM 1.  Legal Proceedings...........................................................................22

         ITEM 2.  Changes in Securities and Use of Proceeds...................................................22

         ITEM 3.  Defaults Upon Senior Securities.............................................................22

         ITEM 4.  Submission of Matters to a Vote of Securities Holders.......................................22

         ITEM 5.  Other Information...........................................................................23

         ITEM 6.  Exhibits and Reports on Form 8-K............................................................23


Signatures        ............................................................................................23

                                       2



                         PART I - Financial Information

Item 1.  Financial Statements

                               MORTGAGE.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                   December 31,         June 30,
                                                                                     1998                 1999
                                                                                ----------------     ----------------
                                                                                                       (Unaudited)
ASSETS:
Cash and cash equivalents ...............................................       $        3,412       $        6,562
Mortgage loans available for sale, net ..................................              176,373              148,432
Accounts and notes receivable, net ......................................                1,244                2,285
Accrued interest receivable .............................................                  197                  327
Prepaid expenses, deposits and other assets..............................                1,280                6,082
Property and equipment, net .............................................                5,266               10,740
Capitalized software development costs ..................................                  978                1,814
Goodwill and other intangible assets, net ...............................                4,688                7,084
                                                                                ----------------     ----------------
     Total assets .......................................................       $      193,438       $      183,326
                                                                                ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Warehouse notes payable .................................................       $      171,778       $      124,923
Accounts payable, accrued expenses and other liabilities ................                5,557                9,172
Other notes payable .....................................................                  289                  386
Capital lease obligations ...............................................                1,566                2,835
Subordinated debt, net of discount ......................................                  100               40,040
Deferred revenue ........................................................                1,012                   --
                                                                                ----------------     ----------------
     Total liabilities ..................................................              180,302              177,356
                                                                                ----------------     ----------------

Shareholders' equity:
   Preferred stock, $.01 par value. Authorized 15,000,000 shares, issued
     and outstanding 3,199,073 and 3,449,073 shares, respectively .......                   32                   34
   Common stock, $.01 par value. Authorized 210,000,000 shares, issued
     and outstanding 9,398,270 and 9,589,279 shares, respectively .......                   94                   96
   Unearned compensation ................................................                 (631)             (15,671)
   Additional paid-in capital ...........................................               31,531               51,410
   Accumulated deficit ..................................................              (17,890)             (29,899)
                                                                                ----------------     ----------------
     Total shareholders' equity .........................................               13,136                5,970
                                                                                ----------------     ----------------
     Total liabilities and shareholders' equity .........................       $      193,438       $      183,326
                                                                                ================     ================



        See accompanying notes to the consolidated financial statements.

                               MORTGAGE.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                                                Three Months Ended                 Six Months Ended
                                                                     June 30,                          June 30,
                                                           ------------------------------    ------------------------------
                                                               1998             1999             1998            1999
                                                           --------------   -------------    -------------   --------------
Revenue:
   Secondary marketing revenue, net ..................     $      6,621     $      9,946     $     12,028    $      18,546
   Loan production and processing fees, net ..........            1,278            3,103            2,200            5,701
   Management, technology and other fees .............              648              967            1,195            2,958
   Interest income ...................................            1,461            2,882            2,530            5,559
   Interest expense on warehouse notes ...............           (1,372)          (2,552)          (2,454)          (5,101)
                                                           --------------   -------------    -------------   --------------
     Net interest income from lending operations .....               89              330               76              458
                                                           --------------   -------------    -------------   --------------
Total revenue ........................................            8,636           14,346           15,499           27,663
                                                           --------------   -------------    -------------   --------------

Expenses:
   Compensation and employee benefits ................            5,892           12,713           10,820           22,358
   Marketing .........................................              258            3,043              343            4,580
   Research and development ..........................              578              593            1,011            1,370
   Depreciation and amortization .....................              268            1,154              422            1,852
   General and administrative ........................            2,292            4,416            3,882            8,174
   Other interest expense ............................              111              984              154            1,085
                                                           --------------   -------------    -------------   --------------
Total expenses .......................................            9,399           22,903           16,632           39,419
                                                           ==============   =============    =============   ==============
Net loss .............................................     $       (763)    $     (8,557)    $     (1,133)   $     (11,756)
                                                           ==============   =============    =============   ==============

Net loss per share
   Net loss ..........................................     $       (763)    $     (8,557)    $     (1,133)   $     (11,756)
   Preferred stock dividends
     Paid ............................................               --              (73)             (15)            (253)
     Cumulative unpaid ...............................             (397)            (918)            (718)          (1,667)
                                                           --------------   -------------    -------------   --------------
   Net loss attributable to common shareholders ......     $     (1,160)    $     (9,548)    $     (1,866)   $     (13,676)
                                                           --------------   -------------    -------------   --------------
   Weighted average shares - basic and diluted .......            8,409            9,573            8,052            9,533
                                                           ==============   =============    =============   ==============
Net loss per share, basic and diluted ................     $       (.14)    $      (1.00)    $      (.23)    $      (1.44)
                                                           ==============   =============    =============   ==============

                               MORTGAGE.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                   Six Months Ended June 30,
                                                                               ----------------------------------
                                                                                   1998                1999
                                                                               --------------      --------------
Net cash flows from operating activities:
   Net loss .............................................................      $      (1,133)      $    (11,756)
     Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ......................................                422              1,852
     Amortization of unearned compensation ..............................                 --              1,029
     Provision for losses ...............................................                 --                500
     Amortization of discount on subordinated debt ......................                 --                 69
   (Increase) decrease in mortgage loans available for sale, net ........            (45,359)            27,741
   Changes in operating assets and liabilities:
     Increase in accounts and notes receivable, net .....................               (525)            (1,341)
     Decrease in private placement receivables ..........................              2,000                 --
     (Increase) decrease in accrued interest receivable .................                 94               (130)
     Increase in prepaid expenses, deposits and other assets ............               (456)            (4,802)
     Increase in accounts payable, accrued expenses and other liabilities              1,976              3,615
     Decrease in deferred revenue .......................................                 --             (1,012)
                                                                               --------------      --------------
         Net cash (used in) provided by operating activities ............            (42,981)            15,765
                                                                               --------------      --------------
Cash flows from investing activities:
   Additions to capitalized software development costs ..................               (280)            (1,207)
   Additions to property and equipment ..................................             (1,491)            (5,471)
   Purchase of companies, net of cash acquired ..........................             (2,690)              (519)
   Purchase of intangible asset .........................................                 --             (1,445)
                                                                               --------------      --------------
         Net cash used in investing activities ..........................             (4,461)            (8,642)
                                                                               --------------      --------------
Cash flows from financing activities:
   Proceeds from (repayment of) issuance of subordinated debentures .....               (200)            40,500
   Payments of other notes payable ......................................                 --                 (3)
   Proceeds from other notes payable ....................................                366                100
   Proceeds from issuance of common stock ...............................                 --                  5
   Proceeds from issuance of preferred stock ............................              6,981             14,533
   Dividends paid .......................................................                (15)              (253)
   Redemption of warrants ...............................................                 --            (12,000)
   Proceeds from (reduction of ) warehouse notes payable ................             43,087            (46,855)
                                                                               --------------      --------------
         Net cash provided by (used in) financing activities ............             50,218             (3,973)
                                                                               --------------      --------------
Net increase in cash and cash equivalents ...............................              2,776              3,150
Cash and cash equivalents at beginning of period ........................              1,680              3,412
                                                                               ==============      --------------
Cash and cash equivalents at end of period ..............................      $       4,456       $      6,562
                                                                               ==============      ==============
Supplemental disclosures of cash flow information:
   Cash paid for interest ...............................................      $       2,424       $      5,273
                                                                               --------------      --------------
   Cash paid for income taxes ...........................................      $           8       $          2
                                                                               ==============      ==============

                               MORTGAGE.COM, INC.

Item 1.  Notes To Unaudited Consolidated Financial Statements

1.       Description of Business
         -----------------------

         Mortgage.com, Inc. (formerly known as First Mortgage Network, Inc.) (the "Company"), is incorporated in Florida and provides online mortgage services to consumers and to other businesses. The Company has developed state-of-the-art technology to support its own loan origination, processing, underwriting, closing and secondary marketing of mortgage loans and is using this technology as a platform to enable other industry participants to improve the efficiency and effectiveness of their operations.

         The Company commenced operations in 1994 as a wholesale mortgage lender providing independent mortgage brokers with various support services, including processing and closing services, as well as a source of funding for their loans. In 1995, the Company acquired a software system designed to support mortgage origination, processing, underwriting and closing operations. This system, known as CLOser, became the platform that supports all of the services provided. The system provides management, processing and other back-office services to realtors and homebuilders on an outsource basis and provides funding for the mortgages originated by the Company. The system is marketed to other mortgage industry participants, providing technology and technical support services, including private label web sites, on an outsource basis to numerous banks and real estate related entities.

2.       Unaudited Interim Consolidated Financial Statements
         ---------------------------------------------------

         The consolidated financial statements as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 are unaudited. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 1998 as set forth in the Registration Statement beginning on page F-1. In the opinion of management, all adjustments of a recurring nature which are necessary to present a fair statement of results for the interim periods have been made. The unaudited results of operations for the interim periods are not necessarily indicative of the results for the full year or any future period. Certain amounts in the financial statements for 1998 and the first quarter of 1999 have been reclassified to conform to the second quarter 1999 presentation.

         All share and per share amounts, and additional paid-in capital, have been restated to reflect a seven-for-one common stock split effective August 11, 1999.

3.       Use of Estimates
         ----------------

         In preparation of the financial statements, management has considered all events and/or transactions that are subject to reasonable and normal methods of estimation, and the financial statements reflect that consideration.

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

4.       Accounts and Notes Receivable, Net, and Deferred Revenue
         --------------------------------------------------------

         The Company entered into an agreement in 1996 to sell internally developed software to an investment firm. As a condition to the agreement, the Company entered into a ten-year distribution and profit sharing agreement for the software with the same investment firm. The purchase price of the software was $10,800,000 of which $1.61 million was received in cash. The proceeds from the transaction, net of related costs, were recorded as deferred revenue. Due to contract contingencies, whereby the deferred revenue could be refundable, the Company recognized the revenue when the contingencies were satisfied.

         The related note was included in accounts and notes receivable on the balance sheet at December 31, 1998 at its discounted net present value and, due to the contingencies affecting collectibility, was fully reserved for at December 31, 1998.

         On March 31, 1999, this software profit sharing agreement was sold to an unrelated company as part of a sale of a subsidiary of the Company. The Company has been relieved of any further obligations. As a result, the $1.01 million in deferred revenue was recorded as management, technology and other fees income.

5.       Intangible Asset
         ----------------

         In January 1999, the Company purchased the Mortgage.com domain name from an unrelated party for $200,000 in cash, 140,000 shares of common stock valued at $645,000 and a contingent per loan charge that could have added $1.8 million more to the cost, and $887,000 was recorded as the cost of the intangible asset. In July 1999, the contract was amended and an additional $1.5 million in cash was paid to eliminate the contingent portion of the contract. The asset is being amortized over 10 years.

6.       Subordinated Debt, Net Of Discount
         ----------------------------------

         Subordinated debt, net of discount at June 30, 1999 of $40,040,000 consists of the following:


                                                                                    Outstanding
    Issue date         Due date                      Description                      Balance        Warrants
    ----------         --------                      -----------                      -------        --------
May 1999            May 2001         Subordinated note payable bearing interest      $27,500,000      None
                                     at 12% convertible in to common shares at
                                     $8.57 per share
February 1999       February 2000    Senior subordinated notes bearing interest        2,000,000      46,676 shares
                                     at 12%                                                           at $4.29 per
                                                                                                      share
February 1999       February 2001    Senior subordinated notes bearing interest        8,000,000      373,338 shares
                                     at 12%                                                           at $4.29 per
                                                                                                      share
April 1999          April 2001       Senior subordinated notes bearing interest        3,000,000      140,028 shares
                                     at 12%                                                           at $4.29 per
                                                                                                      share
                                     Unamortized discount                              (460,000)
                                                                                   --------------
                                                                                     $40,040,000
                                                                                   ==============

         The number of shares covered by these warrants and their exercise price were subject to adjustment upon the occurrence of an initial public offering of the Company's shares prior to February 2000. Repayment of the senior subordinated notes due in February and April 2001 prior to February and April 2000, respectively, would result in an additional reduction in the related number of shares covered by the respective warrants. The value of the warrants was recorded as a discount to the debt which has an unamortized balance of $460,000 at June 30, 1999. All subordinated debt outstanding at June 30, 1999 was repaid with proceeds from the initial public offering in August 1999.

         Subordinated debt at December 31, 1998 of $100,000 consisted of convertible debentures, at a fixed rate of interest of 12%, which were converted into common stock in 1999.

7.       Shareholders' Equity

         (a) Common Stock Transactions

         During January 1999, the Company issued 140,000 shares of common stock at a value of $4.61 per share in connection with the acquisition of the Internet domain name www.mortgage.com as described in Note 5.

         During April 1999, $100,000 of subordinated debt was converted into 46,667 shares of common stock.


         Options to purchase 4,340 shares of common stock were exercised during the three-month period ending June 30, 1999.

         (b) Preferred Stock Transactions

         During May 1999, the Company issued 250,001 shares of $.01 par value Series F preferred stock at a price of $60 per share. The Series F preferred stock converted into 1,875,010 post-split shares of common stock in the initial public offering in August 1999.

         (c) Stock Warrant Transactions

         During the six month period ending June 30, 1999, 175,000 common stock warrants converted to common stock options at $0.71 per share and 373,408 warrants were issued in conjunction with subordinated debt, as described in Note 6.

         (d) Initial Public Offering

         On August 11, 1999, the Company completed an initial public offering in which we sold 7,062,500 shares of common stock. The principal underwriters were Credit Suisse First Boston, Deutsche Banc Alex Brown and U.S. Bancorp Piper Jaffray. Subsequently, the underwriters of the public offering exercised an option to purchase an additional 379,375 shares of common stock to cover over-allotments of shares. The gross proceeds from these transactions were $59.5 million, or $55.4 million net of underwriter discounts. A portion of the proceeds has been used to repay the $40.5 million of subordinated debt and $433,000 was used to redeem certain warrants. Total expenses incurred in the offering were expected to be $1.1 million.

         (e) Unearned Compensation

         Unearned compensation resulted when stock options were granted at prices that were subsequently determined to be less than their estimated fair value. The Company has recorded an estimate of the excess of fair value over the issue price as unearned compensation as a separate component of shareholders' equity.

         As of June 30, 1999, the Company has recorded approximately $16.7 million in deferred compensation, and amortized approximately $836,000 and $1.03 million to compensation and employee benefits expense in the three and six month periods ended June 30, 1999, respectively. As the Company's stock option plan has a five-year vesting requirement, the remaining deferred compensation cost will be amortized on a straight line basis over the vesting period. Subsequent to June 30, 1999, certain vesting rights were accelerated resulting in an acceleration of approximately $5.3 million of deferred compensation expense. Such compensation expense will be recognized in the quarter ending September 30, 1999. Stock-based compensation is a non-cash expense.

8.       Income Taxes
         ------------

         No current or deferred provision for income taxes was recorded for the three and six month periods ended June 30, 1999 and 1998 due to the Company's operating losses in the respective periods.

9.       Commitments
         -----------

         The Company has entered into a 10 year lease for approximately 110,000 square feet in an existing facility in Sunrise, Florida and expects to consolidate operations that are in three separate facilities near the end of 1999. Rental payments will be approximately $100,000 per month.

10.      Segment Information
         -------------------

         The Company operates in two reportable business segments: the Direct to Consumer reportable Segment, which includes the Mortgage.com internet web site and retail mortgage brokerage operations, both of which originate mortgage loans that are subsequently sold in the secondary market; and the Business to Business reportable Segment, which includes back-office mortgage services for lenders, realtors, homebuilders and software and internet conduits, technology platform licenses to mortgage industry participants and the Openclose.com web site that enables brokers, correspondents and insurance companies to conduct their business through a neutral internet site with selected financial institutions using automated underwriting capabilities provided by the Federal National Mortgage Association. The Business to Business reportable Segment generates revenues by charging fees for these services. These segments are characterized by the nature of their customers and represent components of the Company about which separate financial information is available that is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Summarized financial information concerning the business segments is shown in the following table: (Certain expenses that are not directly attributable to the business channels have been reclassified to Overhead in these tables.)

(In Thousands)                                                                       Direct to         Business to
                                                                   Total             Consumer           Business
                                                               ---------------     --------------     --------------
Three months ended June 30, 1999
     Revenue                                                   $      14,346       $     3,207        $     11,139
     Expenses allocated to segments                                   18,583             4,166              14,417
                                                               ---------------     --------------     --------------
     Segment loss                                                     (4,237)      $      (959)       $     (3,278)
                                                                                   ==============     ==============
     Expenses not allocated to Segments                               (4,320)
                                                               ---------------
     Net Loss                                                  $      (8,557)
                                                               ===============

Three months ended June 30, 1998
     Revenue                                                   $       8,636       $     3,793        $      4,843
     Expenses allocated to segments                                    7,703             3,842               3,861
                                                               ---------------     --------------     --------------
     Segment (loss)/income                                               933       $       (49)       $        982
                                                                                   ==============     ==============
     Expenses not allocated to Segments                               (1,696)
                                                               ---------------
     Net Loss                                                  $        (763)
                                                               ===============

Six Months ended June 30, 1999
     Revenue                                                   $      27,667       $     6,139        $     21,528
     Expenses allocated to segments                                   32,019             7,615              24,404
                                                               ---------------     --------------     --------------
     Segment loss                                                     (4,352)      $    (1,476)       $     (2,876)
                                                                                   ==============     ==============
     Expenses not allocated to Segments                               (7,404)
                                                               ---------------
     Net Loss                                                  $     (11,756)
                                                               ===============

Six Months ended June 30, 1998
     Revenue                                                   $      15,499       $     6,874        $      8,625
     Expenses allocated to segments                                   13,591             6,565               7,026
                                                               ---------------     --------------     --------------
     Segment income                                                    1,908       $       309        $      1,599
                                                                                   ==============     ==============
     Expenses not allocated to Segments                               (3,041)
                                                               ---------------
     Net Loss                                                  $      (1,133)
                                                               ===============

Segment Assets at June 30, 1999                                $     148,432            42,727        $    105,705
                                                               ===============     ==============     ==============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the financial conditions and results of operations of Mortgage.com, Inc. should be read in conjunction with the Financial Statements and the related Notes included in this Form 10-Q. This discussion contains, in addition to historical information, "forward-looking" statements that reflect our current views with respect to future events and financial performance. We use words such as "anticipate," "believe," "expect," "future," "plan" and "intend," and similar expressions, to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, and you should not unduly rely on these forward looking statements.

Overview

         We are a provider of mortgage services to consumers and to other businesses and a leading provider of such services on the Internet. We have developed state-of-the-art technology to support the origination, processing, underwriting, closing and secondary marketing of mortgage loans. We use this technology as a platform to provide mortgage financing directly to borrowers and to enable our clients, such as mortgage brokers, mortgage banks, Realtors and homebuilders, to improve the efficiency and effectiveness of their operations.

         We began operations in April 1994 in Florida as First Mortgage Network, a wholesale mortgage lender providing independent mortgage brokers with various support services, including processing, closing and funding services for their loans. In April 1995, we acquired a software system from Morbank Financial Systems that was designed to automate mortgage origination, processing, underwriting and closing functions in traditional mortgage lending operations. We enhanced this software and named it CLOser, our proprietary technology platform that supports all of the services we provide. By the end of 1995, we were using the CLOser software system to enable financial institutions and non-traditional mortgage originators, such as Realtors and homebuilders, to originate mortgages as an ancillary service. These "network members" paid monthly membership fees for the use of the CLOser software system and transaction fees for our other services.

         In the summer of 1996, we expanded our membership network by acquiring Western American Mortgage, the mortgage affiliate of Mason-McDuffie Real Estate, a major real estate brokerage company in northern California. Western America Mortgage originated $37 million in mortgage loans in the first full quarter after our acquisition. In June 1997, we acquired OnLine Capital, a mortgage lender also located in northern California, with more than 25 loan counselors at the point-of-sale of homes, three Realtor business-to-business relationships and requisite back office personnel. OnLine Capital originated $100 million in mortgage loans in the quarter before our acquisition. We deployed these acquired resources to support and expand our member business in California.

         In the spring of 1998, we acquired American Finance and Investment
(AFI), a former subsidiary of Virginia First Savings Bank, and moved its operations to Florida. AFI was one of the first companies to originate mortgages through the Internet. We integrated this acquired Internet technology with our CLOser software system, enabling us to establish various relationships with other Internet-based businesses and to originate mortgage applications online on a national basis. In January 1999, we acquired the Internet Web address www.mortgage.com and changed our corporate name to Mortgage.com, Inc. We believe this name change more accurately reflects our business of re-engineering the mortgage process through technology such as the Internet.

         We currently provide origination, processing, underwriting, closing, funding and post-closing services for mortgages originated directly with borrowers through our direct-to-consumer channels. We originate mortgages directly with borrowers through www.mortgage.com and several other Web sites and through loan counselors stationed at the point-of-sale of homes. We also provide one or more of these services, or the technology to support these services, to other mortgage industry participants through our business-to-business channels.

         We enable these business clients to efficiently conduct the mortgage process by providing them with:

      o private label mortgage services, where we provide mortgage services that our clients can market under their own brand names;

      o co-branded mortgage services, where we provide mortgage services that we and our clients jointly market under both of our brand names;

      o back office services, where we provide the behind-the-scenes administrative and operational portions of the mortgage process for our clients; and

      o licenses of our proprietary technology, including CLOser and its Internet interface.

         We have also developed www.openclose.com, a Web site where participating mortgage lenders, brokers and loan correspondents pay us for the opportunity to exchange lender product and pricing information, automated underwriting data, mortgage insurance certificates and borrower application information in an online environment. www.openclose.com became available for commercial use in August 1999.

         Loans that we originate directly from borrowers or through one of our business clients generate loan origination fees. Loans that we fund, including loans originated by our business partners and clients, generate gains or losses when we sell the loans to independent mortgage investors in the secondary market. When we sell a loan in the secondary market we achieve a net gain or suffer a net loss equal to the difference between the amount we funded or paid for the loan and the price at which the loan is sold to the secondary market investor. Typically, we obtain commitments from investors to buy loans on a loan-by-loan basis at the same time we lock an interest rate for the borrower. We have sold, and intend to continue to sell, all loans, together with the associated servicing rights, in the secondary market. Origination fees, or "points", and secondary marketing gains or losses are included in "Secondary marketing revenue, net" in our financial statements.

         Other services, including loan underwriting and processing, and obtaining appraisals and credit reports, generate fees payable by the borrower at closing. These fees are offset against amounts paid to third parties for the provision of some of these services and, along with underwriting and closing fees, are reflected in "Loan production and processing fees, net" in our financial statements.

         Fees for the use of our technology and related support services, including technology licensing and maintenance fees and fees earned from creating and maintaining private label Web sites, are reflected in "Management, technical and other fees" in our financial statements.

         The cost of funds under our financing arrangements is based on short-term interest rates, while in today's market the interest rates we charge borrowers on mortgage loans are based generally on intermediate-term interest rates. We generate net interest income on mortgage loans if the intermediate-term interest rate paid by the borrower on the mortgage loan exceeds the short-term interest rate we are charged under our financing arrangements. Conversely, we suffer net interest losses if the short-term interest rate under our financing arrangements exceeds the intermediate-term interest rate paid by the borrower on the mortgage loan. We try to minimize the length of time between closing of the loan and delivery of the loan to secondary market investors, which is especially important when intermediate-term rates have declined to the levels of short-term rates. The difference between the interest we earn on the loans we fund and the interest we pay under our financing arrangements, along with other net interest income or expense, is recorded as "Net interest (expense) income" in our financial statements. "Net interest (expense) income" also includes interest expense related to subordinated debt.

         We have experienced substantial losses since inception and, as of June 30, 1999, have an accumulated deficit of $29.9 million. These net losses and the accumulated deficit are a result of investments in our technology infrastructure and personnel in anticipation of growth in loan volumes from both our direct-to-consumer and business-to-business channels. We do not expect to be profitable until at least the latter half of 2002. Our plan to achieve profitability includes:

         o a reduction in our costs per loan through economies of scale we achieve from higher loan volumes;

         o  increased automation of the loan process; and

         o  improved terms of sale on loans we sell in the secondary market.

         We will be able to realize improved terms on sales in the secondary market because our negotiating leverage increases as our loan volumes increase. We also are working to improve our risk management and are considering hedging strategies to help manage the risk.

         We plan to extend our brand position and use our technology infrastructure as we scale up loan production volumes. Accordingly, we intend to invest heavily in branding programs, marketing and promotional campaigns, new partnerships and strategic alliances, our operating infrastructure and launching www.openclose.com. Our operations have historically been centered in Florida and California. This is partially due to the state of our incorporation and the states where we have acquired businesses, and partially because Florida and California represent two of the largest real estate markets in the United States. We intend to use the Internet to expand our geographic scope to every potential mortgage borrower in the United States.

         We will incur a non-cash expense over the next five years for the amortization of unearned stock-based compensation resulting from granting stock options to employees from October 1998 through April 1999. These deferred compensation costs represent the difference between the exercise price of the options and the deemed fair market value of the underlying common stock at the time of grant of the options. Unearned stock-based compensation is amortized in accordance with the vesting of the underlying options to which it pertains.

         Our limited operating history makes it difficult to forecast future operating results. Although our revenue has grown significantly in recent quarters, we cannot assure you that we will be able to sustain revenue growth or achieve and maintain profitability. Even if we were to achieve profitability, we expect material fluctuations in quarterly revenue and earnings to result from a number of factors, including:

         o  changes in interest rates;

         o  loss of strategic relationships;

         o  changes in competitive pressures on pricing or quality of service;

         o  seasonal variations in demand for mortgages;

         o  general economic conditions;

         o  system failures or Internet down time;

         o changes in state or federal government regulations and their interpretations, especially with respect to the mortgage and Internet industries;

         o our ability to enhance our information technology to keep pace with changes in the industry; and

         o  changes in attitudes of consumers doing business over the Internet.

         As a result, we do not believe that our historical results are necessarily indicative of results to be expected in any future period.

Results of Operations
---------------------

         The following table sets forth the percentage of total revenue of selected line items included in our statement of operations for the periods indicated:

                                                                Three Months Ended                 Six Months Ended
(Unaudited)                                                          June 30,                          June 30,
                                                           ------------------------------    ------------------------------
                                                               1998             1999             1998            1999
                                                           --------------   -------------    -------------   --------------
Revenue:
   Secondary marketing revenue, net ..................          76.7 %           69.3 %           77.6 %          67.0 %
   Loan production and processing fees, net ..........          14.8             21.6             14.2            20.6
   Management, technology and other fees .............           7.5              6.8              7.7            10.7
   Interest, net, on lending operations ..............           1.0              2.3              0.5             1.7
                                                           --------------   -------------    -------------   --------------
Total revenue ........................................         100.0            100.0            100.0           100.0
                                                           --------------   -------------    -------------   --------------

Expenses:
   Compensation and employee benefits ................          68.2             88.6             69.8            80.8
   Marketing .........................................           3.0             21.2              2.2            16.6
   Research and development ..........................           6.7              4.1              6.5             5.0
   Depreciation and amortization .....................           3.1              8.0              2.7             6.7
   General and administrative ........................          26.5             30.8             25.2            29.5
   Other interest expense ............................           1.3              6.9              1.0             3.9
                                                           --------------   -------------    -------------   --------------
Total expenses .......................................         108.8            159.6            107.3           142.5
                                                           --------------   -------------    -------------   --------------
Net loss .............................................          (8.8) %         (59.6) %          (7.3)%         (42.5) %
                                                           ==============   =============    =============   ==============

         Comparison of Three and Six Months Ended June 30, 1998 and 1999
         ---------------------------------------------------------------

Revenue
-------

         Total revenue increased 66% to $14.3 million for the three months ended June 30, 1999 from $8.6 million in the comparable period in 1998 and increased 79% to $27.7 million for the six months ended June 30, 1999 from $15.5 million in the comparable period in 1998. This growth resulted primarily from our acquisition of AFI in April 1998, the related loan volume generated by our web sites and from new strategic alliances with online partners and Realtors.

         Secondary marketing revenue, net. Gains and other revenue from the origination and secondary marketing of mortgage loans increased 50% and 54% to $9.9 million and $18.5 million for the three month and six month periods, respectively, ended June 30, 1999 from $6.6 million and $12.0 million in the comparable periods in 1998. These increases resulted primarily from the increases in the total dollar amount of loans we originated, funded and sold. The total dollar amount of closed loans that we originated increased to $848.2 million and $1.60 billion for the three month and six month periods, respectively, ended June 30, 1999 from $478.6 million and $826.9 million in the comparable periods in 1998. Of these originations, we funded and sold in the secondary market $645.3 million and $1.26 billion in loans for the three month and six month periods, respectively, as compared to $327.2 million and $569 million in the comparable periods last year. Loans that we originated but chose not to fund were funded by other mortgage lenders. The increase in loan volumes and related revenue resulted primarily from our introduction of additional Internet origination channels and an increase in Realtor affiliations.

         Loan production and processing fees, net. Total loan production and processing fees, less amounts paid to third parties for processing services, increased 143% and 159% to $3.1 million and $5.7 million for the three and six month periods, respectively, ended June 30, 1999 from $1.3 million and $2.2 million in the comparable periods in 1998. These increases in production and processing fees resulted from an overall increase in loan volume and from new strategic alliances that produced fees for processing loans for third parties and other mortgage lenders. A significant portion of these fees comes from Intuit Lender Services, which provides us with a minimum number of loans so long as we comply with the performance standards under our agreements with them. During the first 6 months of 1999, Intuit Lender Services was obligated to transmit to us 2,400 loans for processing and funding.

         Management, technology and other fees. Total revenue from management, technology and other fees increased 49% and 148% to $1.0 million and $3.0 million for the three month and six month periods, respectively, ended June 30, 1999 from $648,000 and $1.2 million in the comparable periods in 1998. The 1999 six month amount includes recognition of $1.0 million in previously deferred revenue from the sale of software that we no longer use in our business. The remaining increase was primarily attributable to fees earned from business affiliations for management services and technology.

         Net interest income. The net interest income increased to $330,000 and $458,000 for the three month and six month periods, respectively, ended June 30, 1999 from a net interest income of $89,000 and $76,000 in the comparable periods in 1998. These increases were primarily related to higher net cash positions resulting from equity investments we received in the last three quarters of 1998, and from an improvement in the difference between the interest revenue we received from borrowers and our cost of funds.

Expenses
--------

         Compensation and employee benefits. Compensation and employee benefits consist primarily of management and employee salaries, bonuses and commissions and related costs as well as the cost of consultants and personnel from temporary agencies. Total compensation and benefit costs increased 116% and 107% to $12.7 million and $22.4 million for the three month and six month periods, respectively, ended June 30, 1999 from $5.9 million and $10.8 million in the comparable periods in 1998. Compensation and benefits represents 80.8% of revenues in the six months ended June 30, 1999 and 69.8% of revenues in the comparable period in 1998. The dollar increase in total compensation and benefit costs resulted primarily from an increase in personnel from 367 at June 30, 1998 to 728 at June 30, 1999 to support our new Internet origination volumes and related technical and administrative support services. The increase was also a result of increased commissions paid to loan originators commensurate with increased loan volumes. We expect total compensation and employee benefits to increase in absolute dollars as we continue to expand our business by hiring additional personnel. Total compensation and benefit costs increased as a percentage of revenue due to training periods involved in expanding our call center capacity to meet increasing Internet loan demand.

         Included in "Compensation and employee benefits" is the amortization of unearned compensation which resulted when stock options we granted during 1998 and the first and second quarters of 1999 were subsequently deemed to have exercise prices less than the estimated fair market value of our common stock at the time of grant. As of June 30, 1999, we have recorded approximately $16.7 million in deferred compensation, and we amortized approximately $836,000 and $1.03 million of that amount to expense in the three month and six month periods, respectively, ended June 30, 1999. Subsequent to June 30, 1999, the vesting of certain options has been accelerated. Accordingly, approximately $5.3 million of deferred compensation relating to these options will be accelerated and recognized in the quarter ended September 30, 1999. The remaining balance will be amortized on a straight line basis over the remaining vesting periods of the underlying options. Stock-based compensation is a non-cash expense.

         Marketing. Marketing expenses consist primarily of the cost of leads generated through Internet marketing and distribution agreements or co-branding arrangements, as well as the cost of direct advertising and trade-show participation. Marketing expenses also include fees paid to other Web sites and business partners for lead generation. Marketing expenses increased to $3.0 million and $4.6 million for the three month and six month periods, respectively, ended June 30, 1999, or 21.2% and 16.6% of revenue, from $258,000 and $343,000 in the respective comparable periods in 1998, or 3.0 % and 2.2% of revenue. These increases were directly related to new online distribution agreements and online advertising designed to increase the exposure of our Web site. We believe that marketing expenses will increase, both in absolute dollars and as a percentage of revenue, as we expand our strategic partnerships with other Web sites to drive more traffic to our Web site and to increase brand awareness. During the three months ended June 30, 1999, we initiated a national advertising campaign to brand the Mortgage.com name with the public and incurred the initial $498,000 of an expected approximately $9 million in expenses during 1999.

         Research and development. Research and development costs consist primarily of compensation and benefit costs of development personnel, materials, computer equipment and supplies consumed in software development and related facility costs. Research and development expenses increased 3% to $593,000 for the three months ended June 30, 1999, or 4.1% of revenue, from $578,000 in the comparable period in 1998, or 6.7% of revenue. For the six months ended June 30, 1999, research and development expenses increased 36% to $1.4 million, or 5.0% of revenue, from $1.0 million, or 6.5% of revenue, in the comparable period in 1998. These increases were primarily due to the addition of product development personnel to integrate CLOser with newly-acquired Internet technology and third-party software and Web platforms. We believe additional investment in research and development is essential to our success and we expect these expenses will increase in future periods.

         Depreciation and amortization. Depreciation and amortization consists of depreciation of capital equipment, amortization of goodwill related to acquisitions, amortization of the Mortgage.com domain name intangible asset and amortization of capitalized software development costs. Depreciation and amortization expenses increased to $1.2 million for the three months ended June 30, 1999, or 8.0% of revenue, from $268,000 in the comparable period in 1998, or 3.1% of revenue. For the six months ended June 30, 1999, depreciation and amortization increased to $1.9 million, or 6.7% of revenues, from $422,000, or 2.7% of revenues, in the comparable period in 1998. These increases were a result of increased expenditures for an expansion of our Internet infrastructure, acquisition of capital equipment to support call center operations, additions to goodwill from the AFI acquisition and payments relating to the Online Capital and Mortgage.com name acquisitions. During the six months ended June 30, 1999, $131,000 was amortized on the intangible asset. These expenses will increase in absolute dollars as a result of our exercise of an option to repurchase our CLOser software system from a third party in May 1999 for $3.5 million and planned expenditures to maintain state-of-the-art technology in support of our Internet operations.

         General and administrative. General and administrative costs include telephone and communication costs, rent and other occupancy costs, equipment leases, loan transfer fees and consulting and professional expenses. General and administrative expenses increased 93% to $4.4 million for the three months ended June 30, 1999, or 30.8% of revenue, from $2.3 million in the comparable period in 1998, or 26.5% of revenue. For the six months ended June 30, 1999, general and administrative expenses increased 111% to $8.2 million, or 29.5% of revenue, from $3.9 million, or 25.2% of revenue, in the comparable period of 1998. The increase in general and administrative expenses resulted from additional rent, communication costs and other expenses related to call center operations and the addition of administrative personnel in anticipation of becoming a public company. We expect general and administrative expenses to increase in absolute dollars as we continue to grow but decrease as a percentage of revenue as mortgage loan volume increases.

         Other interest expense. Other interest expense, which includes interest on subordinated debt and on capital lease obligations, increased to $984,000 and $1.1 million in the three month and six month periods, respectively, ended June 30, 1999 compared to $111,000 and $154,000 in the comparable periods in 1998. These increases were a result of the $40.5 million in subordinated debt issued in the February through May 1999 period.

Liquidity And Capital Resources
-------------------------------

         On August 11, 1999, we completed an initial public offering in which we sold 7,062,500 shares of common stock. Subsequently, the underwriters of the public offering exercised an option to purchase an additional 379,375 shares of common stock to cover over-allotments of shares. The gross proceeds from these transactions were $59.5 million, or $55.4 million net of underwriter discounts. A portion of the proceeds has been used to repay the $40.5 million of subordinated debt and $433,000 was used to redeem certain warrants. All preferred stock outstanding converted to common stock when the public offering was completed.

         Since inception, we have funded operations primarily through net cash proceeds from private issuances of preferred stock of approximately $26.5 million through December 31, 1998. In February and April 1999, we received gross proceeds from the issuance of subordinated notes totaling $13.0 million. In May 1999, we received an additional $27.5 million from the issuance of a convertible subordinated note, which was payable upon completion of the initial public offering. We also received $15.0 million from the sale of shares of Series F preferred stock in May. As of June 30, 1999, we had cash and cash equivalents of $6.6 million.

         Our primary need for operating capital is for the funding of mortgage loans between closing and eventual delivery to secondary market investors. We fund these loans through warehouse lines of credit and collateralized loan purchase agreements with banks and other financial institutions. We have a $75.0 million warehouse line of credit with Residential Funding Corporation, a $60.0 million warehouse line of credit with Bank United and a $25.0 million warehouse line of credit with Cooper River Funding. We also have loan purchase agreements with Superior Bank FSB and Greenwich Capital. Our aggregate borrowing limits are currently set at approximately $220.0 million. These financing arrangements generally provide from 97% to 99% of the principal amounts needed to fund mortgage loans and are collateralized by the underlying mortgages. The average time between funding closed mortgages and receipt of loan sale proceeds from investors was approximately 22 days during the six months ended June 30, 1999.

         We are currently negotiating a $160.0 million repurchase agreement which will allow us to sell our closed mortgage loans instead of holding them in our warehouse lines of credit. The net effect of this arrangement should be to provide us with lower financing costs between closing and ultimate sale and delivery to investors in the secondary market. Although we expect this financing arrangement to become available in October 1999, we cannot assure you that it will be available at that time, if at all.

         Net cash provided by operating activities for the six months ended June 30, 1999 totaled $15.8 million. This cash was generated primarily from a reduction in mortgage loans available for sale, offset by operating losses.

         Net cash used in investing activities for the six months ended June 30, 1999 totaled $8.6 million, $6.7 million of which was used for the purchase of computers, workstations, servers and other equipment to support our growth in technology support services and call center operations and costs related to software development. Included in these purchases was the $3.5 million repurchase of our CLOser software system from an unrelated party.

         Net cash used by financing activities for the six months ended June 30, 1999 totaled $4.0 million, as $55.0 million in proceeds from the issuance of subordinated notes and preferred stock were used to reduce warehouse notes payable and redeem warrants as well as for general corporate purposes.

         As of December 31, 1998, we had net operating loss carryforwards of approximately $15.8 million available to reduce future taxable income, which carryforwards expire on various dates from 2010 to 2014.

         Since inception, we have significantly increased our operating costs and we anticipate that we will continue to experience significant increases in our operating costs for the foreseeable future. In addition, we may use cash resources, including a portion of the net proceeds of our initial public offering, to fund acquisitions or investments in joint ventures, businesses, technologies and products or services complementary to our business. Increased loan volume also requires additional cash to fund the loans. We believe that net proceeds of our initial public offering coupled with the expected increase of our warehouse credit lines and mortgage repurchase facilities will be sufficient to meet anticipated cash requirements over the next six months. If cash generated from operations in future periods remains insufficient to satisfy our liquidity requirements, we may sell additional equity or debt securities, or obtain additional credit facilities. The issuance of additional equity or convertible debt securities could result in additional dilution to our stockholders.

Year 2000 Readiness Disclosure Statement
----------------------------------------

         Many currently installed computer systems and software products are designed to accept only two digit entries in the date code field. As a result, they may have problems properly recognizing 1/1/00 as January 1, 2000. In less than a year, computer systems and software may need to be upgraded to comply with "Year 2000" requirements.
Significant uncertainty exists concerning the potential effects associated with the Year 2000 issue on business operations.

         In early 1998, we began reviewing the Year 2000 compliance status of our technology platforms licensed to others, the software and systems used in our internal business processes and other systems and services on which we rely. We have completed the assessment phase and the research and strategy phases of the program and are beginning to implement these strategies, which will include developing contingency plans for potential third party Year 2000 compliance problems that we deem critical to our business continuity. We cannot assure you that the program will anticipate or identify all potential Year 2000 effects on our business or that our contingency plans will be effective.

         We have fully integrated Year 2000 testing into the development of our own software. We believe that the entire technology platform on which we operate and which we provide to clients is Year 2000 compliant. Accordingly, the use or occurrence of dates on or after January 1, 2000 and the occurrence of leap years will not affect the performance of our systems with respect to their ability to correctly create, store, process and output information related to such data.

         We have contacted all of our major customers and suppliers of critical components, equipment and services to determine whether products and services we obtain from them are Year 2000 compliant. We have been satisfied with their responses and believe that all critical suppliers and customers comply with Year 2000 requirements. In addition, we have tested critical systems provided by these suppliers and the systems used by our major clients to provide us with additional assurance about their Year 2000 readiness. These tests have not revealed any significant Year 2000 problems.

         The Company's contingency plan is substantially completed. However, we believe that our critical suppliers and major customers are Year 2000 compliant. Our contingency plans will focus on disruption of third party services which are key to our operations, particularly telecommunications and electric utility services. We have inquired of the providers of these services about their Year 2000 readiness and have been satisfied with their responses. Nevertheless, if a critical supplier or major customer turns out not to be Year 2000 compliant, we could incur substantial costs and experience a disruption of our business, which potentially would have a negative effect on our results of operations.

         We sometimes warrant to customers that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of our systems with respect to the ability to create, store, process and output information related to such data. If any of these customers experience Year 2000 problems in connection with use of our systems, they could assert claims for damages against us.

         We have budgeted $600,000 for investigating and remedying issues related to Year 2000 compliance, including the cost of developing contingency plans. To date, we have spent $400,000 of that budget. To the extent we have not adequately assessed our Year 2000 compliance deficiencies, additional and possibly significant resources may be spent on investigating and remedying Year 2000 issues. The expenditure of such resources may have a material adverse effect on our business, financial condition and results of operations.


Item 3.  Disclosures About Market Risk

         Interest rate movements significantly impact our volume of closed loans. Interest rate movements represent the primary component of market risk to us. In a higher interest rate environment, borrower demand for mortgage loans, particularly refinancing of existing mortgages, declines. Interest rate movements affect the interest income earned on loans we hold for sale in the secondary market, interest expense on our warehouse lines, the value of mortgage loans we hold for sale in the secondary market and ultimately the gain on the sale of those mortgage loans. In addition, in an increasing interest rate environment, the volume of mortgage loans that our clients originate declines.

         We originate mortgage loans and manage the market risk related to these loans by pre-selling them on a best efforts basis to the anticipated secondary market investors at the same time that we establish the borrowers' interest rates. If we can deliver mortgage loans within the time frames established by the secondary market investors, we have no interest rate risk exposure on those loans. However, if the loan closes but we cannot deliver the loan within those time frames, and if interest rates increase, we may experience a reduced gain or may even incur a loss on the sale of the loan.

         Management is currently evaluating hedging strategies to protect us against the risk we incur with sales of mortgage loans in the secondary market when interest rates rise and fall. We have retained Tuttle & Co., an unaffiliated advisory firm, to help us manage our interest rate risks. We are considering engaging Tuttle to also assist us with a hedging strategy. Hedging strategies involve buying and selling mortgage-backed securities so that if interest rates increase or decrease sharply and we expect to suffer a loss on the sale of those loans, our buying and selling of mortgage-backed securities will offset the loss. We would analyze the probability that a group of loans we have originated will not close, and try to match our purchases and sales of mortgage-backed securities to the amount we expect will close.

         An effective hedging strategy is complex and no hedging strategy can completely eliminate our risk. Part of this is because the prices of mortgage-backed securities do not necessarily move in tandem with the prices of loans we originate and close. To the extent the two prices do not move in tandem, our hedging strategy may not work, and we may experience losses on our sales of mortgage loans in the secondary market. The other key factor is whether our probability analysis properly estimates the number of loans that will actually close. To the extent that we implement a hedging strategy but are unable to effectively match our purchases and sales of mortgage-backed securities with the sale of the closed loans we have originated, our gains on sales of mortgage loans will be reduced, or we will experience a net loss on those sales.

         We currently sell more than 90% of the loans we sell through best efforts commitments, which means we do not suffer a penalty if the loans do not close. We sell some loans, including sub-prime loans, on a mandatory delivery basis. Selling on a mandatory delivery basis means we are required to sell the loans to a secondary market investor at a price we agree upon, regardless of whether the loans close. This potentially generates greater revenue for us because secondary market investors are willing to pay more for a mandatory delivery commitment from us. However, it also exposes us to greater losses if the loans do not close.

         Management is considering selling a greater number of loans on a mandatory delivery basis so that we can generate greater gains on the sales of loans. Our hedging strategy of buying and selling mortgage-backed securities would help us manage the additional risk we would incur when more loans are sold on a mandatory delivery basis. However, because hedging strategies are not perfect, our hedging strategy may not completely offset the additional risk, and we may suffer losses on loans sold on a mandatory delivery basis.

         We also do not currently maintain a trading portfolio. As a result, we are not exposed to market risk as it relates to trading activities. Our entire loan portfolio is held for sale. Accordingly, we must perform market valuations of our pipeline, our mortgage portfolio held for sale and the related sale commitments in order to properly record the portfolio and the pipeline at the lower of cost or market. Therefore, we measure the interest rates of our loan portfolio against prevailing interest rates in the market.

         Because we pre-sell our mortgage loan commitments, we believe that a 1% increase or decrease in long-term interest rates would not have a significant adverse effect on our earnings from interest rate sensitive assets. We pay off warehouse lines when the loans are sold in the secondary market. Because the loans are held in the warehouse lines for a short period of time, we do not expect to incur significant losses from an increase in interest rates on the warehouse lines. However, since a significant percentage of our closed loan volume is from refinancing mortgage loans, our future operating results may be more sensitive to interest rate movements.

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

                  Not applicable.


Item 2.           Changes in Securities and Use of Proceeds

                  See Note 7(d) to the Consolidated Financial Statements in
                  Part I, Item. 1 hereof.


Item 3.           Defaults Upon Senior Securities

                  Not applicable.


Item 4.           Submission of Matters to a Vote of Securities Holders

         On June 28, 1999, prior to the Company's initial public offering, the Board of Directors solicited the written consent of shareholders in lieu of an annual meeting. The only matter submitted for shareholder approval was election of directors for the ensuing year. The Board's nominees for director and the voting results are as follows:

           Nominee                          For                        Against                Authority Withheld
           -------                          ---                        -------                ------------------
Seth S. Werner                          26,929,376                        0                            0
John Hogan                              26,929,376                        0                            0
David Larson                            26,929,376                        0                            0
George Naddaff                          26,929,376                        0                            0

         The holders of the Company's Series B and Series C Preferred Stock voting together as a class had the right to elect two additional directors designated as Series B Directors to the Board. The Series B Director nominees and voting results are as follows:

           Nominee                          For                        Against                Authority Withheld
           -------                          ---                        -------                ------------------
Stephen Green                           11,137,427                        0                            0
Michael Lee                             11,137,427                        0                            0


Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         10 Second Amendment to Warehousing Credit and Security Agreement and Amendment of Promissory Note dated July 1, 1999 with Bank United.

               Letter Agreement dated August 23, 1999 to the First Amended and Restated Warehousing Credit and Security Agreement with Residential Funding Corporation.

               First Modification Agreement dated September 15, 1999 among Cooper River Funding, Inc. as lender and GE Capital Mortgage Services, Inc. as agent for lender.

         27    Financial Data Schedule

   (b)   Reports on Form 8-K

         None



                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MORTGAGE.COM, INC.
                               Registrant


Dated:  September 24, 1999
                               /s/  Edwin D. Johnson
                               ---------------------
                               Edwin D. Johnson, its duly authorized officer, Senior Vice President & Chief Financial Officer