Form 10-Q
period 1999-09-30
MORTGAGE COM INC
filed 1999-11-12
CIK 1081182

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1999

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934.

             For the transition period from __________ to __________

                        Commission File Number 000-26787

                               Mortgage.com, Inc.
                               ------------------
              Exact name of registrant as specified in its charter

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

                                Yes [X]    No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                               Number of Shares Outstanding
            Class                                   On November 3, 1999
           -----                                    -------------------
Common Stock,   $ .01 par value                         42,987,467

                               MORTGAGE.COM, INC.
                                  INDEX TO 10-Q


                                                                                                             Page
                                                                                                             ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Consolidated Balance Sheets as of December 31, 1998 and
                  September 30, 1999 (Unaudited)..............................................................3

                  Consolidated Statements of Operations for the three month and nine month periods ended September 30, 1998 and 1999 (Unaudited)............................4

                  Consolidated Statements of Cash Flows for the nine month
                  periods ended September 30, 1998 and 1999 (Unaudited).......................................5

                  Notes to Consolidated Financial Statements..................................................6

         ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................................................11

         ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk..................................23

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings...........................................................................24

         ITEM 2.  Changes in Securities and Use of Proceeds...................................................24

         ITEM 3.  Defaults Upon Senior Securities.............................................................24

         ITEM 4.  Submission of Matters to a Vote of Securities Holders.......................................25

         ITEM 5.  Other Information...........................................................................25

         ITEM 6.  Exhibits and Reports on Form 8-K............................................................25


Signatures        ............................................................................................25




                         PART I - Financial Information

Item 1.  Financial Statements

                               MORTGAGE.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                                                   December 31,       September 30,
                                                                                       1998               1999
                                                                                ----------------     ----------------
ASSETS:
Cash and cash equivalents ...............................................       $        3,412       $        1,819
Mortgage loans available for sale, net ..................................              176,373              109,487
Accounts and notes receivable, net ......................................                1,244                3,499
Accrued interest receivable .............................................                  197                  442
Prepaid expenses, deposits and other assets..............................                1,280                5,354
Property and equipment, net .............................................                5,266               10,702
Capitalized software development costs ..................................                  978                2,207
Goodwill and other intangible assets, net ...............................                4,688                8,841
                                                                                ----------------     ----------------
     Total assets .......................................................       $      193,438       $      142,351
                                                                                ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Warehouse and other notes payable .......................................       $      172,167       $       86,852
Accounts payable, accrued expenses and other liabilities ................                5,557                9,462
Capital lease obligations ...............................................                1,566                2,568
Deferred revenue ........................................................                1,012                   --
                                                                                ----------------     ----------------
     Total liabilities ..................................................              180,302               98,882
                                                                                ----------------     ----------------

Shareholders' equity:
   Common stock, $.01 par value. Authorized 210,000,000 shares; issued
     and outstanding 9,398,270 and 42,807,549 shares, respectively ......                   94                  428
   Preferred stock, $.01 par value. Authorized 15,000,000 shares; issued
     and outstanding 3,199,073 and 0 shares, respectively ...............                   32                   --
   Unearned compensation ................................................                 (631)              (9,394)
   Additional paid-in capital ...........................................               31,531              105,519
   Accumulated deficit ..................................................              (17,890)             (53,084)
                                                                                ----------------     ----------------
     Total shareholders' equity .........................................               13,136               43,469
                                                                                ----------------     ----------------
     Total liabilities and shareholders' equity .........................       $      193,438       $      142,351
                                                                                ================     ================

        See accompanying notes to the consolidated financial statements.

                               MORTGAGE.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                                                Three Months Ended                 Nine Months Ended
                                                                   September 30,                     September 30,
                                                           ------------------------------    ------------------------------
                                                               1998             1999             1998            1999
                                                           --------------   -------------    -------------   --------------
Revenue:
   Secondary marketing revenue, net ..................     $      7,632     $      8,622     $     19,660    $      27,168
   Loan production and processing fees, net ..........            1,329            2,442            3,529            8,143
   Management, technology and other fees .............              539              663            1,734            3,621
   Interest income ...................................            2,259            2,846            4,788            8,406
   Interest expense on warehouse notes ...............           (2,181)          (2,277)          (4,634)          (7,336)
                                                           --------------   -------------    -------------   --------------
     Net interest income from lending operations .....               78              569              154            1,070
                                                           --------------   -------------    -------------   --------------
Total revenue ........................................            9,578           12,296           25,077           40,002
                                                           --------------   -------------    -------------   --------------

Expenses:
   Compensation and employee benefits ................            6,653           18,385           17,473           40,744
   Marketing .........................................              454            8,623              797           13,203
   Research and development ..........................              722              389            1,733            1,759
   Depreciation and amortization .....................              337            1,667              759            3,519
   General and administrative ........................            2,721            5,145            6,603           13,320
   Other interest expense ............................              (30)             658              124            1,784
                                                           --------------   -------------    -------------   --------------
Total expenses .......................................           10,857           34,867           27,489           74,329
                                                           --------------   -------------    -------------   --------------
Loss before extraordinary item                                   (1,279)         (22,571)          (2,412)         (34,327)
Extraordinary item - loss on early extinguishment of
   debt ..............................................               --             (436)              --             (436)
                                                           ==============   =============    =============   ==============
Net loss .............................................     $     (1,279)    $    (23,007)    $     (2,412)   $     (34,763)
                                                           ==============   =============    =============   ==============

Net loss per share - primary and diluted
   Loss before extraordinary item.....................     $     (1,279)    $    (22,571)    $     (2,412)   $     (34,327)
   Preferred stock dividends
     Paid ............................................             (236)            (178)            (252)            (431)
     Cumulative unpaid ...............................             (698)            (549)          (1,416)          (2,217)
                                                           --------------   -------------    -------------   --------------
Loss available to common shareholders ................           (2,213)         (23,298)          (4,080)         (36,975)
Extraordinary item ...................................               --             (436)              --             (436)
                                                           --------------   -------------    -------------   --------------

Net loss available to common shareholders ............     $     (2,213)    $    (23,734)    $     (4,080)   $     (37,411)
                                                           ==============   =============    =============   ==============

Net loss per share - basic and diluted ...............
   Loss before extraordinary items ...................     $      (0.24)    $      (0.83)    $     (0.48)    $      (2.35)
   Extraordinary item ................................               --            (0.02)              --           (0.03)
                                                           ==============   =============    =============   ==============
   Net loss ..........................................     $      (0.24)    $      (0.85)    $     (0.48)    $      (2.38)
                                                           ==============   =============    =============   ==============

Weighted average shares, basic and diluted ...........            9,398           27,919            8,505           15,729
                                                           ==============   =============    =============   ==============

        See accompanying notes to the consolidated financial statements.


                                                MORTGAGE.COM, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In Thousands)
                                                    (Unaudited)

                                                                            Nine Months Ended September 30,
                                                                        ---------------------------------------
                                                                              1998                  1999
                                                                        -----------------     -----------------
Net cash flows from operating activities:
   Net loss ............................................................$      (2,412)        $     (34,763)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
     Extraordinary item .................................................          --                   436
     Depreciation and amortization ......................................         759                 3,519
     Amortization of unearned compensation ..............................          --                 7,165
     Provision for losses ...............................................          60                 1,195
     Amortization of discount on subordinated debt ......................          --                    94
   (Increase) decrease in mortgage loans available for sale, net ........     (57,132)               66,510
   Changes in operating assets and liabilities:
     Increase in accounts and notes receivable, net .....................        (744)               (3,076)
     Increase in accrued interest receivable ............................         (74)                 (245)
     Increase in prepaid expenses, deposits and other assets ............        (174)               (4,073)
     Increase in accounts payable, accrued expenses and other
       liabilities ......................................................       2,941                 3,982
     Decrease in deferred revenue .......................................          --                (1,012)
                                                                        -----------------     -----------------
         Net cash (used in) provided by operating activities ............     (56,776)               39,732
                                                                        -----------------     -----------------
Cash flows from investing activities:
   Additions to capitalized software development costs ..................        (428)               (1,847)
   Additions to property and equipment ..................................      (3,197)               (6,737)
   Purchase of companies, net of cash acquired ..........................      (3,254)                 (617)
   Purchase of intangible asset .........................................          --                (3,564)
                                                                        -----------------     -----------------
         Net cash used in investing activities ..........................      (6,879)              (12,765)
                                                                        -----------------     -----------------
Cash flows from financing activities:
   Proceeds from (reduction of ) warehouse and other notes
   payable ..............................................................      54,708               (85,209)
   Proceeds from issuance of subordinated debentures ....................          --                40,500
   Repayment of subordinated debentures .................................        (200)              (40,500)
   Payments of other notes payable ......................................          --                    (5)
   Proceeds from issuance of common stock ...............................          --                54,426
   Proceeds from issuance of preferred stock ............................      15,144                14,533
   Proceeds from exercise of warrants ...................................          --                   126
   Dividends paid .......................................................        (252)                 (431)
   Redemption of warrants ...............................................          --               (12,000)
                                                                        -----------------     -----------------
         Net cash provided by (used in) financing activities ............      69,400               (28,560)
                                                                        -----------------     -----------------
Net increase in cash and cash equivalents ...............................       5,745                (1,593)
Cash and cash equivalents at beginning of period ........................       1,680                 3,412
                                                                        =================     -----------------
Cash and cash equivalents at end of period .............................$       7,425         $       1,819
                                                                        =================     =================

Supplemental disclosures of cash flow information:
   Cash paid for interest ..............................................$       5,175         $       9,071
                                                                        -----------------     -----------------
   Cash paid for income taxes ..........................................$          21         $           5
                                                                        =================     =================

        See accompanying notes to the consolidated financial statements.

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

         The Company commenced operations in 1994 as a wholesale mortgage lender providing independent mortgage brokers with various support services, including processing and closing services, as well as a source of funding for their loans. In 1995, the Company acquired a software system designed to support mortgage origination, processing, underwriting and closing operations. This system was enhanced and became known as CLOser, a proprietary platform that supports all of the services that the Company offers. The Company uses the CLOser software system to enable financial institutions and non-traditional mortgage originators such as realtors and homebuilders to originate mortgages as an ancillary service. The Company also uses the CLOser platform to provide management processing and back-office services to those customers on an outsourced basis and also provides funding for the mortgages originated by them.

2.       Unaudited Interim Consolidated Financial Statements
         ---------------------------------------------------

         The consolidated financial statements as of September 30, 1998 and 1999 and for the three and nine month periods ended September 30, 1998 and 1999 are unaudited. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 1998 as set forth in the Registration Statement beginning on page F-1. In the opinion of management, all adjustments of a recurring nature which are necessary to present a fair statement of results for the interim periods have been made. The unaudited results of operations for the interim periods are not necessarily indicative of the results for the full year or any future period. Certain amounts in the financial statements for 1998 and the first two quarters of 1999 have been reclassified to conform to the third quarter 1999 presentation.

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

4.       Accounts and Notes Receivable, Net, and Deferred Revenue
         --------------------------------------------------------

         The Company entered into an agreement in 1996 to sell internally developed software to an investment firm. As a condition to the agreement, the Company entered into a ten-year distribution and profit sharing agreement for the software with the same investment firm. The purchase price of the software was $10,800,000 of which $1.61 million was received in cash. Due to certain contract contingencies, the proceeds from the transaction, net of related costs, were recorded as deferred revenue to be recognized when the contingencies were satisfied. The related note was included in accounts and notes receivable on the balance sheet at December 31, 1998 at its discounted net present value and, due to the contingencies affecting collectibility, was fully reserved for at December 31, 1998.

         On March 31, 1999, this software profit sharing agreement was sold to an unrelated company as part of a sale of a subsidiary of the Company. The Company has been relieved of any further obligations. As a result, the $1.01 million in deferred revenue was recorded as management, technology and other fees income.

5.       Intangible Asset
         ----------------

         In January 1999, the Company purchased the Mortgage.com domain name from an unrelated party for $200,000 in cash, 140,000 shares of common stock valued at $645,000 and a contingent per loan payment of up to $1.8 million. In July 1999, the contract was amended and an additional $1.5 million in cash was paid to release the Company from the contingent portion of the contract. The asset is being amortized over 10 years.

6.       Shareholders' Equity
         --------------------

         (a) Initial Public Offering

         On August 11, 1999, the Company completed an initial public offering in which 7,062,500 shares of common stock were sold. The principal underwriters were Credit Suisse First Boston, Deutsche Banc Alex Brown and U.S. Bancorp Piper Jaffray. Subsequently, the underwriters of the public offering exercised an option to purchase an additional 379,375 shares of common stock to cover over-allotments of shares. The gross proceeds from these transactions were $59.5 million, or $55.4 million net of underwriter discounts. A portion of the proceeds was used to repay the $40.5 million of subordinated debt, and $433,000 was used to redeem certain warrants. Total expenses incurred in the offering were $1.6 million.

         (b) Common Stock Transactions

         During January 1999, the Company issued 140,000 shares of common stock at a value of $4.61 per share in connection with the acquisition of the internet domain name www.mortgage.com as described in Note 5.

         During April 1999, $100,000 of subordinated debt was converted into 46,667 shares of common stock.

         Options to purchase 1,076,960 and 1,081,300 shares of common stock were exercised during the three and nine-month periods ending September 30, 1999.

         (c) Preferred Stock Transactions

         During May 1999, the Company issued 250,001 shares of $.01 par value Series F preferred stock at a price of $60 per share. The Series F preferred stock converted into 1,875,010 post-split shares of common stock in the initial public offering in August 1999. All outstanding shares of each series of preferred stock also converted into common stock in the initial public offering.

         (d) Stock Warrant Transactions

         During the nine month period ending September 30, 1999, 175,000 common stock warrants converted to common stock options at $0.71 per share and were exercised in the initial public offering. In addition, warrants for 175,000 shares of common stock issued in conjunction with subordinated debt were exercised in the initial public offering.

         (e) Unearned Compensation

         Unearned compensation resulted when stock options were granted at prices that were subsequently determined to be less than their estimated fair value. The Company has recorded an estimate of the excess of fair value over the issue price as unearned compensation as a separate component of shareholders' equity.

         As of September 30, 1999, the Company has recorded approximately $16.6 million in deferred compensation, and amortized approximately $6.1 million and $7.2 million to compensation and employee benefits expense in the three and nine month periods ended September 30, 1999, respectively. During the three months ended September 30, 1999, certain vesting rights were accelerated resulting in the acceleration and recognition of approximately $5.4 million of deferred compensation expense. As the Company's stock option plan has a five-year vesting requirement, the remaining deferred compensation cost will be amortized on a straight line basis over the vesting period. Stock-based compensation is a non-cash expense.

7.       Income Taxes
         ------------

         No current or deferred provision for income taxes was recorded for the three and nine month periods ended September 30, 1999 and 1998 due to the Company's operating losses in the respective periods.

8.       Commitments
         -----------

         The Company has entered into a 10 year lease for approximately 110,000 square feet in an existing facility in Sunrise, Florida and expects to consolidate operations that are in three separate facilities early in 2000. Rental payments will be approximately $100,000 per month.

9.       Segment Information
         -------------------

         The Company operates in two reportable business segments: the Direct to Consumer reportable Segment, which includes the Mortgage.com internet web site and retail mortgage brokerage operations, both of which originate mortgage loans that are subsequently sold in the secondary market; and the Business to Business reportable Segment, which includes back-office mortgage services for lenders, realtors, homebuilders and software and internet conduits, technology platform licenses to mortgage industry participants and the Openclose.com web site that enables brokers, lenders and insurance companies to conduct their business through a neutral internet site with selected financial institutions using automated underwriting capabilities provided by the Federal National Mortgage Association. The Business to Business reportable Segment generates revenues by charging fees for these services or by funding and selling loans originated through a business customer in the secondary market. These segments are characterized by the nature of their customers and represent components of the Company about which separate financial information is available that is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Summarized financial information concerning the business segments is shown in the following table: (Certain expenses that are not directly attributable to the business channels have been reclassified to Overhead in these tables.)


(In Thousands)                                                                       Direct to         Business to
                                                                   Total             Consumer           Business
                                                               ---------------     --------------     --------------
Three months ended September 30, 1999 Revenue:
     Secondary marketing revenue, net ....................     $       8,622       $     2,539        $      6,083
     Loan production and processing fees, net ............             2,442               459               1,983
     Management, technology and other fees ...............               663                --                 663
     Net interest (expenses) income ......................               569               145                 424
                                                               ---------------     --------------     --------------
   Total revenue .........................................            12,296             3,143               9,153
                                                               ---------------     --------------     --------------

(In Thousands)                                                                       Direct to         Business to
                                                                   Total             Consumer           Business
                                                               ---------------     --------------     --------------

   Expenses
     Compensation and employee benefits ..................            11,306             2,674               8,632
     Marketing ...........................................             8,622             2,259               6,363
     Depreciation and amortization .......................             1,233               139               1,094
     General and administrative ..........................             3,713               754               2,959
                                                               ---------------     --------------     --------------
     Total segment expenses ..............................            24,874             5,826              19,048
                                                                                   --------------     --------------
     Segment loss ........................................                         $    (2,683)       $     (9,895)
                                                                                   --------------     --------------
     Research and development not allocated to segments ..               389
     Expenses not allocated to segments ..................             9,604
                                                               ---------------
   Total expenses ........................................            34,867
                                                               ---------------
   Loss before extraordinary item ........................     $     (22,571)
                                                               ---------------

Three Months ended September 30, 1998
   Revenue:
     Secondary marketing revenue, net ....................     $       7,632       $     3,271        $      4,361
     Loan production and processing fees, net ............             1,329               452                 877
     Management, technology and other fees ...............               539                --                 539
     Net interest (expenses) income ......................                78               (51)                129
                                                               ---------------     --------------     --------------
   Total revenue .........................................             9,578             3,672               5,906
                                                               ---------------     --------------     --------------

   Expenses
     Compensation and employee benefits ..................             6,153             2,737               3,416
     Marketing ...........................................               452               223                 229
     Depreciation and amortization .......................               204                63                 141
     General and administrative ..........................             2,239               638               1,601
                                                               ---------------     --------------     --------------
     Total segment expenses ..............................             9,048             3,661               5,387
                                                                                   --------------     --------------
     Segment income ......................................                         $        11        $        519
                                                                                   --------------     --------------
     Research and development not allocated to segments ..               722
     Expenses not allocated to segments ..................             1,087
                                                               ---------------
   Total expenses ........................................            10,857
                                                               ---------------
   Loss before extraordinary item ........................     $      (1,279)
                                                               ---------------

Nine Months ended September 30, 1999
   Revenue:
     Secondary marketing revenue, net ....................     $      27,168       $     7,807        $     19,361
     Loan production and processing fees, net ............             8,143             1,455               6,688
     Management, technology and other fees ...............             3,621                --               3,621
     Net interest (expenses) income ......................             1,070                94                 976
                                                               ---------------     --------------     --------------
   Total revenue .........................................            40,002             9,356              30,646
                                                               ---------------     --------------     --------------

(In Thousands)                                                                       Direct to         Business to
                                                                   Total             Consumer           Business
                                                               ---------------     --------------     --------------

   Expenses
     Compensation and employee benefits ..................            31,224             7,946              23,278
     Marketing ...........................................            12,991             3,266               9,725
     Depreciation and amortization .......................             2,617               346               2,271
     General and administrative ..........................            10,101             1,889               8,212
                                                               ---------------     --------------     --------------
     Total segment expenses ..............................            56,933            13,447              43,486
                                                                                   --------------     --------------
     Segment loss ........................................                         $    (4,091)       $    (12,840)
                                                                                   --------------     --------------
     Research and development not allocated to segments ..             1,759
     Expenses not allocated to segments ..................            15,637
                                                               ---------------
   Total expenses ........................................            74,329
                                                               ---------------
   Loss before extraordinary item ........................     $      34,327
                                                               ---------------

Nine Months ended September 30, 1998
   Revenue:
     Secondary marketing revenue, net ....................     $      19,660       $     9,379        $     10,281
     Loan production and processing fees, net ............             3,529             1,307               2,222
     Management, technology and other fees ...............             1,734                --               1,734
     Net interest (expenses) income ......................               154              (139)                293
                                                               ---------------     --------------     --------------
   Total revenue .........................................            25,077            10,547              14,530
                                                               ---------------     --------------     --------------

   Expenses
     Compensation and employee benefits ..................            16,142             7,927               8,215
     Marketing ...........................................               789               443                 346
     Depreciation and amortization .......................               466               175                 291
     General and administrative ..........................             5,355             1,681               3,674
                                                               ---------------     --------------     --------------
     Total segment expenses ..............................            22,752            10,226              12,526
                                                                                   --------------     --------------
     Segment income ......................................                         $       321        $      2,004
                                                                                   --------------     --------------
     Research and development not allocated to segments ..             1,733
     Expenses not allocated to segments ..................             3,004
                                                               ---------------
   Total expenses ........................................            27,489
                                                               ---------------
   Loss before extraordinary item ........................     $      (2,412)
                                                               ---------------

Segment assets at September 30, 1999 .....................     $     109,487       $    65,509        $     43,978
                                                                                   --------------     --------------
Other assets not allocated to segments ...................            32,864
                                                               ---------------
Total assets .............................................     $     142,351
                                                               ===============


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

Overview
--------

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

         On October 7, 1999, we terminated our agreement with Intuit Lender Services, Inc. ("ILSI") for the provision of conforming loan mortgage services to the Quicken mortgage.com web site. Upon notice of termination, we were immediately relieved of certain exclusivity restrictions, and minimum loan obligations specified in the agreement will be reduced by 1/12 per month over a 12-month period. We processed 631 loans from the agreement in the quarter ended September 30, 1999, and we anticipate the reduced loan volume from this termination will be replaced by new co-branded internet channels on better economic terms for the Company. In addition, on November 9, 1999, ILSI terminated a second agreement concerning the provision for sub-prime mortgage services. Upon notice of termination, we were immediately relieved of certain exclusivity restrictions and minimum loan obligations specified in the agreement will be reduced by 1/9 each month over a period of nine months. We processed 26 loans from this agreement in the quarter ended September 30, 1999 and, accordingly, do not anticipate that the termination of this agreement will have a material adverse effect on the Company's sub-prime loan business.

         In October 1999, we acquired Capital Savings Co., Inc., PlanMax, Inc. and the assets of ACM/USA, Inc. and CSC Marketing Services, LLC from CSC Holdings, LLC for 162,500 shares in common stock. These companies increase our geographic diversity into several states where we had no physical presence and also extend our services to home builders, real estate agents and financial planners in those states as well.

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


         We have also developed www.openclose.com, a web site where participating mortgage lenders, brokers and loan correspondents pay us for the opportunity to exchange lender product and pricing information, automated underwriting data, mortgage insurance certificates and borrower application information in an online environment. The www.openclose.com web site became available for commercial use in August 1999, and 700 brokers and 20 lenders have agreed to participate in the program as of October 31, 1999.

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

         The cost of funds under our financing arrangements is based on short-term interest rates, while in today's market the interest rates we charge borrowers on mortgage loans are based generally on intermediate-term interest rates. We generate net interest income on mortgage loans if the intermediate-term interest rate paid by the borrower on the mortgage loan exceeds the short-term interest rate we are charged under our financing arrangements. Conversely, we suffer net interest losses if the short-term interest rate under our financing arrangements exceeds the intermediate-term interest rate paid by the borrower on the mortgage loan. We try to minimize the length of time between closing of the loan and delivery of the loan to secondary market investors, which is especially important when intermediate-term rates have declined to the levels of short-term rates. The difference between the interest we earn on the loans we fund and the interest we pay under our financing arrangements, along with other net interest income or expense, is recorded as "Net interest (expense) income from lending operations" in our financial statements.

         We have experienced substantial losses since inception and, as of September 30, 1999, have an accumulated deficit of $53.1 million. These net losses and the accumulated deficit are a result of investments in our technology infrastructure and personnel in anticipation of growth in loan volumes from both our direct-to-consumer and business-to-business channels. We do not expect to be profitable until at least the latter half of 2002. Our plan to achieve profitability includes:

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

         We plan to extend our brand position and use our technology infrastructure as we scale up loan production volumes. Accordingly, if we are successful in raising additional funds in the capital markets, we intend to invest available funds heavily in branding programs, marketing and promotional campaigns, new partnerships and strategic alliances, our operating infrastructure and launching www.openclose.com. Our operations have historically been centered in Florida and California. This is partially due to the state of our incorporation and the states where we have acquired businesses, and partially because Florida and California represent two of the largest real estate markets in the United States. We intend to use the internet to expand our geographic scope to every potential mortgage borrower in the United States.

         We will incur a non-cash expense over the next five years for the amortization of unearned stock-based compensation resulting from granting stock options to employees from October 1998 through April 1999. These deferred compensation costs represent the difference between the exercise price of the options and the estimated fair market value of the underlying common stock at the time of grant of the options. Unearned stock-based compensation is amortized in accordance with the vesting of the underlying options to which it pertains.

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

Results of Operations
---------------------

         The following table sets forth the percentage of total revenue of selected line items included in our statement of operations for the periods indicated:

                                                                Three Months Ended                 Nine Months Ended
(Unaudited)                                                        September 30,                     September 30,
                                                           ------------------------------    ------------------------------
                                                               1998             1999             1998            1999
                                                           --------------   -------------    -------------   --------------
Revenue:
   Secondary marketing revenue, net ..................          79.7 %           70.1 %           78.4%           67.9 %
   Loan production and processing fees, net ..........          13.9             19.9             14.1            20.4
   Management, technology and other fees .............           5.6              5.4              6.9             9.1
   Net interest income from lending operations .......           0.8              4.6              0.6             2.6
                                                           --------------   -------------    -------------   --------------
Total revenue ........................................         100.0            100.0            100.0           100.0
                                                           --------------   -------------    -------------   --------------

Expenses:
   Compensation and employee benefits ................          69.5            149.5             69.7           101.9
   Marketing .........................................           4.7             70.1              3.2            33.0
   Research and development ..........................           7.5              3.2              6.9             4.4
   Depreciation and amortization .....................           3.5             13.6              3.0             8.8
   General and administrative ........................          28.4             41.8             26.3            33.3
   Other interest expense ............................          (0.3)             5.4              0.5             4.4
                                                           --------------   -------------    -------------   --------------
Total expenses .......................................         113.3            283.6            109.6           185.8
                                                           --------------   -------------    -------------   --------------
Loss before extraordinary item........................         (13.3)          (183.6)            (9.6)          (85.8)
Loss on early extinguishment of debt                              --             (3.5)              --            (1.1)
                                                           --------------   -------------    -------------   --------------
Net loss                                                       (13.3)%         (187.1)%           (9.6%          (86.9)%
                                                           ==============   =============    =============   ==============

      Comparison of Three and Nine Months Ended September 30, 1998 and 1999
      ---------------------------------------------------------------------

Revenue
-------

         Total revenue increased 28% to $12.3 million for the three months ended September 30, 1999 from $9.6 million in the comparable period in 1998 and increased 60% to $40.0 million for the nine months ended September 30, 1999 from $25.1 million in the comparable period in 1998. This growth resulted primarily from our acquisition of AFI in April 1998, the related loan volume generated by our web sites and from new strategic alliances with online partners and Realtors.

         Secondary marketing revenue, net. Gains and other revenue from the origination and secondary marketing of mortgage loans increased 13% and 38% to $8.6 million and $27.2 million for the three month and nine month periods, respectively, ended September 30, 1999 from $7.6 million and $19.7 million in the comparable periods in 1998. These increases resulted primarily from the increases in the total dollar amount of loans we originated, funded and sold. The total dollar amount of closed loans that we originated increased to $687.3 million and $2.28 billion for the three month and nine month periods, respectively, ended September 30, 1999 from $512.2 million and $1.34 billion in the comparable periods in 1998. Of these originations, we funded and sold in the secondary market $544.1 million and $1.84 billion in loans for the three month and nine month periods, respectively, as compared to $402.0 million and $950.7 million in the comparable periods last year. Loans that we originated but chose not to fund were funded by other mortgage lenders. The increase in loan volumes and related revenue resulted primarily from our introduction of additional internet origination channels and an increase in Realtor affiliations.

         Loan production and processing fees, net. Total loan production and processing fees, less amounts paid to third parties for processing services, increased 84% and 131% to $2.4 million and $8.1 million for the three and nine month periods, respectively, ended September 30, 1999 from $1.3 million and $3.5 million in the comparable periods in 1998. These increases in production and processing fees resulted from an overall increase in loan volume and from new strategic alliances that produced fees for processing loans for third parties and other mortgage lenders. Approximately 20% of these fees came from Intuit Lender Services during the nine months ended September 30, 1999. Fees from this source will decline with the phase-out of the Intuit contract.

         Management, technology and other fees. Total revenue from management, technology and other fees increased 23% and 109% to $663,000 and $3.6 million for the three month and nine month periods, respectively, ended September 30, 1999 from $539,000 and $1.7 million in the comparable periods in 1998. The 1999 nine month amount includes recognition of $1.0 million in previously deferred revenue from the sale of software that we no longer use in our business. The remaining increase was primarily attributable to fees earned from business affiliations for management services and technology.

         Net interest income from lending operations. The net interest income from lending operations increased to $569,000 and $1.1 million for the three month and nine month periods, respectively, ended September 30, 1999 from $78,000 and $154,000 in the comparable periods in 1998. These increases were primarily related to higher net cash positions resulting from equity investments we received from the initial public offering of stock in August, in the last three quarters of 1998, and from an improvement in the difference between the interest revenue we received from borrowers and our cost of funds.

Expenses
--------

         Compensation and employee benefits. Compensation and employee benefits consist primarily of management and employee salaries, bonuses and commissions and related costs as well as the cost of personnel from temporary agencies. Total compensation and benefit costs increased 176% and 133% to $18.4 million and $40.7 million for the three month and nine month periods, respectively, ended September 30, 1999 from $6.7 million and $17.5 million in the comparable periods in 1998. Compensation and benefits represents 101.9% of revenues in the nine months ended September 30, 1999 and 69.7% of revenues in the comparable period in 1998. The dollar increase in total compensation and benefit costs resulted primarily from an increase in personnel from 405 at September 30, 1998 to 778 at September 30, 1999 to support our new internet origination volumes and related technical and administrative support services. The increase was also a result of increased commissions paid to loan originators commensurate with increased loan volumes. We expect total compensation and employee benefits to increase in absolute dollars as we continue to expand our business by hiring additional personnel. Total compensation and benefit costs increased as a percentage of revenue due to training periods involved in expanding our call center capacity to meet increasing internet loan demand.

         Included in "Compensation and employee benefits" is the amortization of unearned compensation which resulted when stock options we granted during 1998 and the first and second quarters of 1999 were subsequently deemed to have exercise prices less than the estimated fair market value of our common stock at the time of grant. As of September 30, 1999, we have recorded approximately $16.6 million in deferred compensation, and we amortized approximately $6.1 million and $7.2 million of that amount to expense in the three month and nine month periods, respectively, ended September 30, 1999. During the three months ended September 30, 1999, the vesting of certain options was accelerated and approximately $5.4 million of deferred compensation relating to these options was recognized in expense. The remaining balance will be amortized on a straight line basis over the remaining vesting periods of the underlying options. Stock-based compensation is a non-cash expense.

         Marketing. Marketing expenses consist primarily of the cost of a national advertising campaign to brand the Mortgage.com name with the public and leads generated through internet marketing and distribution agreements or co-branding arrangements, as well as the cost of direct advertising and trade-show participation. Marketing expenses also include fees paid to other web sites and business partners for lead generation. Marketing expenses increased to $8.6 million and $13.2 million for the three month and nine month periods, respectively, ended September 30, 1999, or 70.1% and 33.0% of revenue, from $454,000 and $797,000 in the respective comparable periods in 1998, or 4.7 % and 3.2% of revenue. These increases were directly related to the branding campaign and new online distribution agreements and online advertising designed to increase the exposure of our web site. We believe that marketing expenses will increase, both in absolute dollars and as a percentage of revenue, as we expand our strategic partnerships with other web sites to drive more traffic to our web site and to increase brand awareness. During the three months and nine months ended September 30, 1999, the branding campaign incurred $6.8 million and $7.3 million, respectively, of approximately $9 million in committed expenses during 1999.

         Research and development. Research and development costs consist primarily of compensation and benefit costs of development personnel, materials, computer equipment and supplies consumed in software development and related facility costs. Research and development expenses were $389,000 and $1.8 million for the three months and nine months ended September 30, 1999, or 3.2% and 4.4% of revenue, from $722,000 and $1.7 million in the comparable periods in 1998, or 7.5% and 6.9% of revenue. These expenses were primarily due to the addition of product development personnel to integrate CLOser with newly-acquired internet technology and third-party software and web platforms. We believe additional investment in research and development is essential to our success and we expect these expenses will increase in future periods.

         Depreciation and amortization. Depreciation and amortization consists of depreciation of capital equipment, amortization of goodwill related to acquisitions, amortization of the Mortgage.com domain name intangible asset and amortization of capitalized software development costs. Depreciation and amortization expenses increased to $1.7 million for the three months ended September 30, 1999, or 13.6% of revenue, from $337,000 in the comparable period in 1998, or 3.5% of revenue. For the nine months ended September 30, 1999, depreciation and amortization increased to $3.5 million, or 8.8% of revenues, from $759,000, or 3.0% of revenues, in the comparable period in 1998. These increases were a result of increased expenditures for an expansion of our internet infrastructure, acquisition of capital equipment to support call center operations, additions to goodwill from the AFI acquisition and payments relating to the Online Capital and Mortgage.com name acquisitions. During the nine months ended September 30, 1999, $323,000 was amortized on the intangible asset. These expenses have increased in absolute dollars as a result of our exercise of an option to repurchase our CLOser software system from a third party in May 1999 for $3.5 million, an acceleration of $1.5 million in the cost of the domain name and planned expenditures to maintain state-of-the-art technology in support of our internet operations.

         General and administrative. General and administrative costs include telephone and communication costs, rent and other occupancy costs, equipment leases, loan transfer fees and consulting and professional expenses. General and administrative expenses increased 89% to $5.1 million for the three months ended September 30, 1999, or 41.8% of revenue, from $2.7 million in the comparable period in 1998, or 28.4% of revenue. For the nine months ended September 30, 1999, general and administrative expenses increased 102% to $13.3 million, or 33.3% of revenue, from $6.6 million, or 26.3% of revenue, in the comparable period of 1998. The increase in general and administrative expenses resulted from additional rent, communication costs and other expenses related to call center operations and the addition of administrative personnel in anticipation of becoming a public company. We expect general and administrative expenses to increase in absolute dollars as we continue to grow but decrease as a percentage of revenue as mortgage loan volume increases.

         Other interest expense. Other interest expense, which includes interest on subordinated debt and on capital lease obligations, increased to $658,000 and $1.8 million in the three month and nine month periods, respectively, ended September 30, 1999, compared to a negative $30,000, from a correction of a prior expense, and $124,000 in the comparable periods in 1998. These increases were a result of the $40.5 million in subordinated debt issued in the February through May 1999 period and paid off in August 1999.

Liquidity And Capital Resources
-------------------------------

         On August 11, 1999, we completed an initial public offering in which we sold 7,062,500 shares of common stock. Subsequently, the underwriters of the public offering exercised an option to purchase an additional 379,375 shares of common stock to cover over-allotments of shares. The gross proceeds from these transactions were $59.5 million, or $55.4 million net of underwriter discounts. A portion of the proceeds was used to repay $40.5 million of subordinated debt and $433,000 was used to redeem certain warrants.

         Since inception, we have funded operations primarily through net cash proceeds from private issuances of preferred stock of approximately $26.5 million through December 31, 1998. In February and April 1999, we received gross proceeds from the issuance of subordinated notes totaling $13.0 million. In May 1999, we received an additional $27.5 million from the issuance of a convertible subordinated note. The subordinated notes and the convertible subordinated notes were repaid upon completion of the initial public offering. We also received $15.0 million from the sale of shares of Series F preferred stock in May. All preferred stock converted into common stock at the date of the public offering in August.

         As of September 30, 1999, we had cash and cash equivalents of $1.8 million and an additional $17 million in cash available through our warehouse lines of credit which may be used for general corporate purposes. Excess cash has been temporarily deposited against the warehouse balances to enhance our return on cash. Subject to market conditions, we intend to raise additional cash to fund our continuing expansion either through a private placement of stock or through a secondary offering by the second quarter of 2000.

         Our primary need for operating capital is for the funding of mortgage loans between closing and eventual delivery to secondary market investors. We fund these loans through warehouse lines of credit and collateralized loan purchase agreements with banks and other financial institutions. We have a $75.0 million warehouse line of credit with Residential Funding Corporation, a $60.0 million warehouse line of credit with Bank United and a $25.0 million warehouse line of credit with Cooper River Funding. We also have loan purchase agreements with Superior Bank FSB and Greenwich Capital. Our aggregate borrowing limits are currently set at approximately $220.0 million. These financing arrangements generally provide from 97% to 99% of the principal amounts needed to fund mortgage loans and are collateralized by the underlying mortgages. The average time between funding closed mortgages and receipt of loan sale proceeds from investors was approximately 22 days during the nine months ended September 30, 1999.

         We have agreed to terms with our lenders to replace our existing warehouse lines with a single syndicated line of credit for $90 million and to increase our loan purchase agreement with Greenwich Capital to $100 million. Both facilities will be provided on a committed basis. The net effect of this arrangement should be to provide us with lower financing costs between closing and ultimate delivery to investors in the secondary market. Although we expect this financing arrangement to become available in November 1999, we cannot assure you that it will be available at that time, if at all.

         Net cash provided by operating activities for the nine months ended September 30, 1999 totaled $39.7 million. This cash was generated primarily from a reduction in mortgage loans available for sale, offset by operating losses.

         Net cash used in investing activities for the nine months ended September 30, 1999 totaled $12.7 million, $8.6 million of which was used for the purchase of computers, workstations, servers and other equipment to support our growth in technology support services and call center operations and costs related to software development. Included in these purchases was the $3.5 million repurchase of our CLOser software system from an unrelated party. The purchase of the mortgage.com domain name incurred $2.4 million.

         Net cash used by financing activities for the nine months ended September 30, 1999 totaled $28.6 million, as $69.0 million in proceeds from the issuance of common and preferred stock was used to reduce warehouse and other notes payable, to redeem warrants and for general corporate purposes.

         As of December 31, 1998, we had net operating loss carryforwards of approximately $15.8 million available to reduce future taxable income, which carryforwards expire on various dates from 2010 to 2014.

         Since inception, we have significantly increased our operating costs and we anticipate that we will continue to experience significant increases in our operating costs for the foreseeable future. In addition, we may use cash resources, including a portion of the remaining net proceeds of our initial public offering, to fund acquisitions or investments in joint ventures, businesses, technologies and products or services complementary to our business. Increased loan volume also requires additional cash to fund the loans. We intend to raise capital to fund these requirements either through a private placement of stock or through a secondary offering by the second quarter of 2000. We believe that the net proceeds of our initial public offering coupled with the expected increase of our warehouse credit lines and mortgage repurchase facilities will be sufficient to meet anticipated cash requirements between now and that date. However, we cannot be sure that we will be able to raise sufficient funds in the capital markets to adequately support the execution of its branding program and its plans to expand by acquisitions and investments in joint ventures and alliances. Moreover, the issuance of additional equity or convertible debt securities could result in dilution to our existing stockholders.

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

We have completed this program and have implemented strategies and developed contingency plans for potential third party Year 2000 compliance problems that we deem critical to our business continuity. We cannot assure you that the program has anticipated or identified all potential Year 2000 effects on our business or that our contingency plans will be effective.

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

         We have budgeted $600,000 for investigating and remedying issues related to Year 2000 compliance, including the cost of developing contingency plans. To date, we have spent substantially all of the budget. To the extent we have not adequately assessed our Year 2000 compliance deficiencies, additional and possibly significant resources may be spent on investigating and remedying Year 2000 issues. The expenditure of such resources may have a material adverse effect on our business, financial condition and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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


Item 2.           Changes in Securities and Use of Proceeds

                  See Note 6(a) to the Consolidated Financial Statements in
                  Part I, Item. 1 hereof.


Item 3.           Defaults Upon Senior Securities

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Securities Holders

                  Not applicable

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

                               MORTGAGE.COM, INC.
                               Registrant


Dated:  November 12, 1999
                               /s/  Edwin D. Johnson
                               ---------------------
                               Edwin D. Johnson, its duly authorized officer, Senior Vice President & Chief Financial Officer