Form 10-K
period 1999-12-31
MORTGAGE COM INC
filed 2000-03-29
CIK 1081182

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER 000-26787

                               MORTGAGE.COM, INC.
                         (Name of issuer in its charter)

                FLORIDA                                          65-0435281
      (State or other jurisdiction                            (I.R.S. Employer
          of incorporation or                                Identification No.)
             organization)

      1643 NORTH HARRISON PARKWAY
            SUNRISE, FLORIDA                                      33323
(Address of principal executive offices)                       (Zip Code)

                                 (954) 838-5000
                (Issuer's telephone number, including area code)

              Securities registered under Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                               ON WHICH REGISTERED
          -------------------                              ---------------------
                  NONE                                             NONE

           Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK $.01 PAR VALUE
                                (Title of Class)

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ; No ____.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

         State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 2000, computed by reference to the average high and low prices on that date: $74,273,089.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 15, 2000: 43,340,432 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE                    INCORPORATED AT
-----------------------------------                    ---------------
Mortgage.com, Inc. Proxy Statement for the 2000        Part III, Items 10,
Annual Meeting of Shareholders                         11, 12 and 13

                                     PART I

              CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

         We make forward-looking statements in this document that are subject to risks and uncertainties. The statements contained in this report on Form 10-K that are not strictly historical are forward-looking statements within the meaning of the federal securities laws, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include statements regarding, among other things, (1) our growth, operating and marketing strategies, (2) our assessment of the future of the mortgage and e-commerce industries, (3) the impact of new and existing competitors on our business, (4) our analysis of proposed legislation regarding the Internet and electronic signatures, (5) trends affecting our financial condition or results of operations, (6) our ability to replace the loss of a material customer and (7) our financing plans.

         Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. Forward-looking statements are not guarantees of future performance. These risks and uncertainties include the factors discussed in Items 1 and 7 of this report and the risks described in our filings under the Securities Act of 1933 and in our Forms 10-Q and 8-K, including but not limited to changes in interest rates, changes in competitive pressures on pricing or quality of service, seasonal variations in the demand for mortgages, the impact of marketing programs, governmental regulation and our ability to keep pace with technological developments.

ITEM 1.      DESCRIPTION OF BUSINESS

         Mortgage.com, Inc. is a leading provider of online mortgage services and technology to businesses and consumers. Our vision is to create the definitive Internet-based technology platform for originating, underwriting, processing, closing and selling mortgage loans. We enable other businesses to use this technology platform when they market to customers who choose to obtain mortgage services through the Internet. This platform will enable new businesses to participate in the mortgage origination arena, by offering mortgage services to their customers through the Internet while letting us do the technology and back office work. We have designed this platform to decrease the cost of originating, closing and selling loans, so consumers who obtain a loan via our technology platform will save money when compared to obtaining a loan using a traditional lender.

         We have developed, and will continue to develop, state-of-the-art technology to support the origination, processing, underwriting, closing and secondary marketing of mortgage loans. Our clients include real estate companies, homebuilders, trusted financial advisors, Internet-based companies who market their services over the Internet, known in the industry as "affinity customers", mortgage web sites that generate leads, and other non-traditional mortgage originators. In addition, our clients include mortgage companies and banks that wish to offer Internet mortgage services without developing a full in-house Internet solution for themselves.

         We believe that borrowers are generally dissatisfied with the traditional mortgage lending process. This dissatisfaction stems from the complexity of the process, inefficiencies and delays related to the manual collection and transfer of information and the borrower's inability to monitor the status of his loan. In addition, our internal research indicates that borrowers feel the fees involved in obtaining a mortgage loan are too high. Mortgage lending on the Internet can offer borrowers an easier, faster and less expensive way to obtain mortgage loans and has the potential to eliminate many of the borrower's frustrations found in traditional mortgage lending. We believe companies that provide these benefits to borrowers will gain a competitive advantage. We seek to take advantage of the existing relationships that our clients have with prospective borrowers, and offer our services through our clients marketing efforts. In some cases, we offer our services directly to borrowers, although we are increasingly moving away from this strategy as we realize the benefits of leveraging our client's marketing efforts.

         We offer borrowers a more satisfying, less frustrating mortgage experience. We use our Internet platform and other proprietary technologies to make the mortgage lending process more efficient, whether the borrower is referred directly to our mortgage.com Web site or comes from one of the 89 private label web sites we have developed for our business to business clients.

         In 1999, we originated and closed mortgage loans with a total principal amount of $3.0 billion, of which approximately 36.2% were originated through our Internet platform. We funded and sold $2.3 billion of those loans. Wholesale lenders provided the funding for the balance of the loans at our request.

INDUSTRY BACKGROUND

    OVERVIEW

             The Mortgage Bankers Association of America, or MBA, estimates that the mortgage industry originated approximately $1.29 trillion in mortgages in 1999 compared to $1.51 trillion in 1998. The MBA estimates that another $0.97 trillion in mortgages will be originated in 2000.

             In traditional mortgage lending, a borrower obtains a mortgage loan by contacting a mortgage originator, such as a mortgage banker, mortgage broker or a financial institution. After a borrower has selected a mortgage originator, an employee or commissioned loan officer of the mortgage originator collects information about the borrower and completes a loan application by hand, while the borrower waits. These mortgage originators often have business hours that are not convenient for a borrower who works during the day, and a borrower may have to make several trips to provide all of the information for the application. In addition, these mortgage originators' offices may be located far from the borrower's home. The borrower may have to wait weeks while credit reports, appraisals and other third party verifications are ordered. In many cases, the mortgage originator is a commissioned salesperson, and earns greater income when he or she can convince a borrower to accept a higher rate. It is common for a mortgage salesperson to earn 1% or more of the loan amount for originating a loan. For these reasons, we believe that borrowers are generally dissatisfied with this process.

             We also believe that borrowers lack knowledge about the mortgage process, including the costs associated with obtaining a mortgage loan. Consequently, it is difficult for a borrower to determine whether he is getting the right mortgage loan, at the right cost, in a timely fashion. In addition, a borrower must depend upon the mortgage loan originator to keep him informed about the status of the loan application and the available products and pricing options.

             Some of a borrower's frustration and dissatisfaction stems from inefficiencies and delays in the application, processing and underwriting phases of the mortgage lending process. Manual collection and transfer of information from the application process through the processing and underwriting phases increases loan approval time and results in a greater number of human errors. Many mortgage originators and mortgage lenders do not have the technical expertise or financial resources to automate the origination, processing and underwriting of mortgage loans to achieve greater efficiency. Continuing inefficiencies make it difficult for mortgage originators and mortgage lenders to keep borrowers adequately informed and satisfied.

             We believe the mortgage origination market is highly fragmented with many small originators. This leads to a lack of consistency in the pricing and processing of mortgage loans and contributes to borrower dissatisfaction with the entire process.

    GROWTH OF THE INTERNET AND ONLINE FINANCIAL SERVICES

             The Internet has emerged as a global medium for communication, content delivery and electronic commerce, and Internet use continues to increase rapidly. International Data Corporation, or IDC, estimates that the number of users worldwide will increase from 142 million in 1998 to over 500 million in 2002. As consumers have become increasingly adept at using the Internet for evaluating and purchasing a variety of goods, the dollar volume of online commerce transactions has risen dramatically. IDC estimates that the volume of goods and services purchased through the Web will increase from $50 billion in 1998 to more than $2.8 trillion in 2002.

             The Internet provides companies with additional ways to reach potential customers along with the opportunity to transact business with them in a more efficient, centralized and low-cost manner than business transacted through traditional channels. In addition, the Internet offers companies flexibility, permitting them to adjust features, presentations and prices in response to competition. Consumers benefit from improved overall convenience, low-cost access to information regarding available products and services, ease of use, numerous choices and often more competitive pricing.

             Financial services is one of the more prominent industries that has taken advantage of the Internet. The information potential of the Internet and the potential lower costs associated with conducting business electronically underlie the success of financial services Web sites. Many of these financial services companies have undertaken aggressive marketing campaigns to establish their online brands. We believe that consumers will become more willing to conduct financial transactions online, including mortgage transactions, as Internet use increases, Internet brands are established and concerns about security and privacy are alleviated. We also believe that pending federal and state legislation authorizing the use of electronic signatures will expedite the use of online mortgage transactions, if such legislation is adopted.

    ONLINE MORTGAGE SERVICES

             The mortgage industry is well suited for transformation to an Internet platform. Mortgage origination on the Internet can offer borrowers an easier, faster, less expensive way to obtain mortgage loans and has the potential to eliminate many of borrowers' frustrations found in traditional mortgage lending. The legal and technology framework that will allow mortgage underwriting, processing, closing and sales to take full advantage of the power of the Internet is still developing. We are at the forefront of developing the technology framework for these "back-office" services to supplement the origination platform we have already developed. The same principles that make online mortgage lending an easier, faster and less expensive process for the borrower can also benefit mortgage providers. Mortgage providers will be under increasing pressure to offer their borrowers an Internet origination and closing process. We believe many of them will choose to use our platform instead of creating it themselves.

             Based on a recent report from Forrester Research, electronic commerce on the Internet through direct-to-consumer channels is expected to grow from $33 billion in 2000 to $108 billion in 2003, a 227% increase, while electronic commerce on the Internet through business-to-business channels is expected to grow from $251 billion in 2000 to $1.34 trillion in 2003, a 444% increase.

             We believe that very few of the largest mortgage loan originators have capitalized on the mortgage lending opportunities on the Internet. Most mortgage originators lack the expertise to develop their own Internet technologies and have been slow to address the online market. We believe the majority of the prominent mortgage originators use the Internet primarily to advertise and provide contact information. Even among originators that offer online applications, we believe that many still have problems seamlessly integrating their Internet applications with the systems that assist in processing, underwriting and closing the mortgage loans. As a result, mortgage originators have not been leveraging the Internet as a means to increase borrowers' satisfaction and reduce overall costs.

             We believe that to maximize the potential of computer-related technology in the mortgage industry, a company must be able to provide borrowers:

    /bullet/ low cost loan choices when compared to obtaining a loan through a traditional lender;

    /bullet/ multiple loan product and loan servicer choices, with an easy way to compare the options;

    /bullet/ online loan applications and loan pre-qualifications;

    /bullet/ seven day a week convenience, with the option to speak with a person for extended hours every day;

    /bullet/ service guarantees that are backed up by management commitment and cash refunds when appropriate; and

    /bullet/ the ability to monitor the status of their loans from origination through closing.

             We believe companies that are able to provide these benefits to borrowers will gain a competitive advantage.

THE MORTGAGE.COM SOLUTION

         We use our Internet platform and other internally-developed, proprietary technologies to maximize efficiency in the mortgage lending process in support of the mortgage operations of our clients, such as mortgage bankers, mortgage brokers, financial institutions, Realtors and homebuilders, and in our current direct-to-consumer Internet mortgage banking operation. Because of these efficiencies, borrowers find the experience of obtaining a mortgage more satisfying and less frustrating because they benefit from:

    /bullet/ convenient access to the mortgage lending process through the Internet, by e-mail, by telephone or in person at locations where homes are sold;

    /bullet/ interactive selection from a comprehensive suite of mortgage products and services;

    /bullet/ personalized services and products tailored to individual needs;

    /bullet/ service guarantees;

    /bullet/ faster applications and pre-qualifications;

    /bullet/ interest rate locks; and

    /bullet/ constant monitoring of loan status.

         Through our business-to-business channels, we use our technology to enable our clients to better satisfy their borrowers. Borrowers can access our clients through customized "private label" mortgage lending Web sites we create and maintain for clients who need technical expertise and other resources to establish and maintain a comprehensive online presence. Borrowers also can get efficient mortgage services at the point-of-sale of homes, where we enable Realtors and homebuilders to enter the mortgage lending business with a minimum initial investment and with low overhead. We also offer dedicated Internet-based Teleweb center services to our clients so they can provide a high-level of customer service for their borrowers.

         When we process, underwrite and fund mortgage loans for our clients or our own mortgage banking operations, borrowers have constant and convenient access through the Internet to monitor the status of their loan applications. After the mortgage loans close, we sell those mortgage loans in the secondary market to investors who will be responsible for servicing the mortgage loans. Servicing consists of collecting from the borrower debt service and escrow funds for property taxes and insurance, paying debt service to loan investors, paying property taxes and insurance premiums and supervising foreclosures for defaulted loans.

THE MORTGAGE.COM STRATEGY

         Our objective is to touch every mortgage, either as a lender or via implementing our technology for use by other mortgage lenders. Key elements of our strategy are:

         ESTABLISHING AND ENHANCING BRAND AWARENESS WITHIN THE MORTGAGE, FINANCIAL SERVICES AND REAL ESTATE INDUSTRIES. We seek to make the Mortgage.com name synonymous with the delivery of mortgage services via the Internet throughout these industries. We want consumers to recognize the "powered by mortgage.com" logo as being representative of a new and better loan process, combined with greater speed and significant cost savings. We spent approximately $10 million for advertising and promotion of the Mortgage.com brand name during 1999, and because of the success of our promotional efforts, we believe our name is generally well known throughout the industry. We therefore do not intend to spend a material amount of money on advertising and promotion in the current fiscal year, with a focus instead on co-branding with leading financial information sites and developing additional business alliances.

         DEVELOPING A NEW AND BETTER LOAN PROCESS THAT UTILIZES TECHNOLOGY AND THE INTERNET TO REDUCE COSTS. We intend to continue to devote substantial resources to the development and acquisition of innovative Internet and software solutions so that we can better serve our clients and mortgage borrowers. We are currently developing and testing improvements to our CLOser software system and its Internet interface that will increase its versatility and automate additional portions of the mortgage process. For example, we intend to implement additional automated underwriting systems, automated closing services and automated links for third party services such as title insurance, hazard insurance, and appraisals. We intend to continually modify and upgrade our software, Internet servers and high-speed transmission lines to increase bandwidth, expand services and reduce costs. We are also continually evaluating strategic acquisitions of technology leaders in ancillary service areas, such as appraisal and credit report services. In this way, our clients and we will be able to provide borrowers with convenient, high-value and low-cost services. As we are able to reduce our cost of loan origination and increase the areas in which we generate revenues, we can offer our platform to other lenders at a cost below that which they can perform the services themselves. This, in turn, allows them to drive down costs to their consumers, creating a win-win cycle.

         ADDRESSING UNDERSERVED MARKETS. Because online commerce is still in its infancy, there are a number of online markets for mortgage lending that are currently underserved. We have developed a new segment of our www.mortgage.com Web site specifically tailored to borrowers of sub-prime loans. We have also developed our Web interfaces, documentation and fulfillment services completely in Spanish to serve this growing population in the language of their choice. These services are found at www.hipoteca.com and at other private label versions of this site. We also intend to continue to provide solutions to Realtors and homebuilders, so that borrowers at the point-of-sale of homes have convenient access to efficient, cost-effective mortgage financing. We believe that enhancing our presence at the point-of-sale will strengthen our position in the purchase mortgage market, which is less sensitive to changes in interest rates than the refinancing mortgage market.

         PROMOTING AND ENHANCING OUR PRIVATE LABEL CAPABILITIES. Substantially every technology and service that we offer can be offered on a private label basis. This is key to our strategy. We believe the mortgage origination market is highly fragmented, with many small originators. As a result, we believe marketing our private label services is a more effective marketing strategy than marketing our own brand. In order to reach our goal of touching every mortgage, we need to offer our services and technologies to all types of traditional and non-traditional lenders. By doing this on a private label, variable cost basis, we can allow these clients to take advantage of the Internet lending revolution without developing all of the expertise in-house. The market is so vast, we feel this strategy is superior to merely developing our brand directly with consumers. In addition, we have substantial expertise in creating Affiliated Business Arrangements and other marketing structures that allow non-traditional companies to participate in the mortgage origination industry, while still offering the services to borrowers at a substantial cost reduction over traditional lenders.

PRODUCTS AND SERVICES FOR OUR BUSINESS TO BUSINESS RELATIONSHIPS

         Our primary business-to-business products and services are:

         /bullet/ Co-branded web sites where our clients market our products to their customers over the Internet;

         /bullet/ Private label loan origination, processing and closing services;

         /bullet/ Turnkey, point of sale mortgage origination solutions for non-traditional mortgage industry participants; and

         /bullet/ Web site development and hosting.


         Each of these services, except Web hosting services, takes advantage of our efficient and low cost platform for originating, underwriting, processing, and selling mortgages. In addition, our clients benefit from our demonstrated ability to convert Internet inquiries into closed loans.

    "CO-BRANDED" WEB SITES

             We have entered into Internet marketing agreements that provide for advertising and promotion of our online mortgage solutions and also provide for Internet links to co-branded versions of www.mortgage.com through established home and financial information Web sites such as www.tdwaterhouse.com. In addition, certain special interest web sites, such as www.thewhiz.com and www.gosmallbiz.com, desire to offer their clients access to mortgage services, and we offer the co-branding solution to them as well. Potential borrowers browsing one of these sites for home buying or financial information are presented with an opportunity to apply for a mortgage online, without having to search for a separate Web site. Borrowers can click on a link that takes them to a version of our Web site that displays both our mortgage.com brand and the brand of the information site that provided the link. We refer to these Web sites as "co-branded."

             Through these relationships, our co-branding partners can provide their customers with more than mere home buying and financial information. Those customers will gain access to convenient online mortgage financing through www.mortgage.com, including our Teleweb center support and the ability to monitor the status of their loans through closing. We process, underwrite and fund the mortgage loans and then sell them in the secondary market.

             In total, we have 41 co-branding relationships, and these accounted for 8.7% of our revenue in 1999. We are able to bring most co-branded Web sites on line within two weeks of signing final agreements with our clients.

    "PRIVATE LABEL" LOAN ORIGINATION, PROCESSING AND CLOSING SERVICES

             We create and maintain private label Web sites for mortgage lenders, including banks, thrifts and credit unions of any size or sophistication. These private label Web sites are typically operated in the name of the client, while we provide the technology and management support in the background through our proprietary CLOser software system and a private label Internet site. We create and maintain prime and sub-prime private label Web sites for such clients as Chase Manhattan Mortgage Corporation as part of our Prudential Real Estate Affiliates relationship, SouthTrust Mortgage, BuildNet Financial and NetB@nk.

             The Web sites we create are custom-tailored to our clients and offer online applications, full integration with processing and underwriting systems and Teleweb center support. Just as with our own www.mortgage.com Web site, the private label Web sites we create for clients allow borrowers the opportunity to shop and apply for mortgage loans at their convenience. They also allow borrowers constant access to the status of their loans.

             We have six private label relationships and they accounted for 6.6% of our revenue in 1999. Private labeling primarily is focused on working with lenders who wish to maintain their brand identity throughout the mortgage process. In some cases, these lenders wish to offer only loan products that they will buy in the secondary market. We expect our financial institutions marketing strategy to provide the bulk of our private label relationships, as this solution is ideal for banks and mortgage banks looking to add an Internet channel on a turnkey basis.

    TURNKEY, POINT OF SALE MORTGAGE ORIGINATION SOLUTIONS FOR NON-TRADITIONAL
     MORTGAGE INDUSTRY PARTICIPANTS

             Our turnkey point of sale mortgage solutions are typically offered to new participants in the mortgage lending arena that operate at the point of home sales. The primary clients using these services are Realtors, homebuilders and "Trusted Financial Advisors," such as financial planners and accounting firms. We offer specialized marketing agreements and membership programs, and can establish independent branch offices for our clients, that allow them to participate in the loan origination process using our Internet and CLOser technology platforms. The client is able to offer its customers "one-stop shopping" for both the client's primary product, such as a home or financial investment, and a secondary product that facilitates the sale of the primary product, which in this case is a mortgage.

             A significant portion of our turnkey point-of-sale mortgage solutions is offered under the trade names Princeton Capital, Advantage Financial and Western America Mortgage. In each case, we place personnel and/or online mortgage kiosks in the office of a client to implement the turnkey solutions. Our Western America Mortgage operations are contained in Western America Mortgage, Ltd., a partnership of which we own 51%. Our partner in that operation is a wholly owned subsidiary of Mason-McDuffie Real Estate, Inc., which does business in Northern California as Prudential California Realty.

             Our primary clients in this area are Prudential California Realty, Arvida Homes, Keyes Realty and Cendant Mortgage. All told, we have over 40 point-of-sale relationships, which contributed 48.3% of our revenue in 1999. We expect that this category will continue to be our largest revenue channel in 2000.

    WEB SITE DEVELOPMENT AND HOSTING

             We develop Web sites and software systems for lenders who use our technology in their back office mortgage operations. With these services, we do not act as a lender. We are typically paid up-front development fees and ongoing hosting and use fees that are sometimes based on loan volume generated by the use of our software.

             As part of these services, we continue to develop and update our proprietary CLOser software system, which automates virtually every stage of the back office mortgage process. Among numerous other features, CLOser automatically downloads credit reports and obtains other third party verifications electronically. It also links to the Web sites we create, third party automated underwriting systems and our processing and underwriting systems. CLOser also contains an extensive loan product and pricing database and sophisticated loan tracking features.

             Our clients for these services are Superior Bank, Valley National Bank, General Electric Mortgage Corporation, GMAC Mortgage Corporation and GHR Systems, Inc. GHR acts as a reseller of our technology and services and has brought us joint clients such as PNC Bank and Charter One Mortgage. Our subsidiary, Openclose.com, also provides similar services for Countrywide Home Loans, Inc.

             This category of services contributed 13.8% of our revenue in 1999 and we expect this percentage to remain stable in 2000. This strategy fits well with our plan to "touch every mortgage" and allows us to increase revenue without a significant increase in personnel required to fulfill mortgage processing and closing services.

    WORLD-CLASS INTERNET LEAD CONVERSION SERVICES

             The companies which own lead aggregator mortgage Web sites market heavily to entice potential borrowers to their Web sites, where the potential borrowers are given the opportunity to select from an array of loan products from several mortgage lenders. The Web site owners are typically paid based on the number of mortgage inquiries, or "leads", that are converted into closed loans or applications. Our unique focus on Internet lending strategies has resulted in our ability to convert a higher than typical percentage of Internet leads to closed loans. Therefore, operators of lead aggregator mortgage Web sites seek our participation on their sites. Our lead conversion capability also makes our co-branding and private label services more desirable.

             We have considerable experience with lead aggregator sites such as QuickenLoans, Lending Tree.com, Priceline.com, Microsoft Homeadvisor and CFN. We enable the lead aggregators to offer high quality mortgage services to consumers using their Web site and provide a cost effective means for financial institutions to participate on these sites without the considerable investment required to develop their own electronic mortgage infrastructure. Our clients have informed us that over the past year, we consistently outperformed most other participants on their Web sites by converting more consumer inquiries into funded loans.

             We include our revenue from participation on lead aggregator sites as either private label or co-branding revenue, depending on the structure of the relationship. We expect this revenue to decrease somewhat in 2000, as we will no longer participate on the Web site owned by Intuit Lender Services. On October 7, 1999, we terminated our agreement with Intuit Lender Services for the provision of prime mortgage loan services to the www.quickenmortgage.com web site. Terminating this agreement relieved us of a prohibition from participating on multi-lender sites other than www.quickenmortgage.com. We processed 3,008 loans under this agreement in 1999, and we anticipate the reduced loan volume from this termination will be replaced by new and existing co-branded Internet relationships entered into with economic terms more favorable to us.

             On November 9, 1999, Intuit Lender Services terminated an agreement relating to sub-prime mortgage services. This termination also relieved us of certain exclusivity restrictions. We processed 57 loans under this agreement in 1999, and accordingly, do not anticipate that the termination of this agreement will have a material adverse effect on the Company's sub-prime loan business.

PRODUCTS AND SERVICES FOR OUR DIRECT-TO-CONSUMER CHANNELS

         Our direct-to-consumer channels include our www.mortgage.com Web site, which is linked to our Teleweb centers, and our OnLine Capital operations. During 1999, our direct-to-consumer channels originated and closed $678.6 million of mortgage loans, 33.2% of which were originated through the Internet. We funded $462.7 million of those loans. These channels generally rely on our Internet Web sites, CLOser software system, direct marketing efforts and loan officer sales force to generate consumer interest in our loan products.

    ONLINE MORTGAGE ORIGINATION THROUGH WWW.MORTGAGE.COM

             We operate the www.mortgage.com Web site that serves as our primary online origination source for mortgage loans. Through www.mortgage.com, borrowers can research and evaluate mortgage products and services, select the most suitable mortgage loan with interactive assistance, apply for a mortgage loan, lock in an interest rate and monitor the status of their loans. The www.mortgage.com platform also serves as the backbone of our private label and co-branded Web sites that we provide in our business-to-business relationships.

             In 1999, we spent $10 million on targeted advertising to consumers designed to drive them to www.mortgage.com. After reviewing the results of this advertising and our company objectives, we determined that this was not the most cost-effective way of growing our business and reaching our goal of touching every mortgage. We discontinued this branding campaign and no longer intend to spend significant advertising resources to drive consumers to www.mortgage.com. Instead, we intend to concentrate on establishing relationships with other businesses that already have consumer traffic meeting our demographics and establish links from their Web sites to ours.

             In 1999, 13.1% of our revenue was generated by consumers coming directly to www.mortgage.com. Because of the shift in our business strategy, we anticipate that this percentage will decrease in 2000.

    ONLINE CAPITAL OPERATIONS

             Our OnLine Capital operations consist of commissioned loan officers who conduct their own marketing to consumers, individual real estate agents and other sources of mortgage loans. These loan officers originate the loans using our CLOser software system and personalized Web sites that we have developed for each loan officer. In late 1999, we decided to redesignate these loan officers as account executives to reflect a new focus on selling our business-to-business products and services to real estate companies, homebuilders and other industry participants, rather than marketing loan products to individual consumers.

             In 1999, 9.5% of our revenue was generated by OnLine Capital personnel. We expect this figure to increase in 2000, although we expect the revenue to be generated through business-to-business relationships developed by account executives, rather than through direct-to-consumer channels. We will phase out our use of the OnLine Capital trade name in 2000.

OUR SERVICE DELIVERY PLATFORM

    TELEWEB CENTER SUPPORT

             For both our business-to-business and direct to consumer operations, we receive our Internet loan applications and customer inquiries through our Teleweb centers. Our Teleweb center operations are integrated with our Web sites to provide customer service to visitors to www.mortgage.com and all of the other Web sites we operate for various business-to-business clients. For those borrowers who have submitted a complete online application, our automatic call distribution software, CLOserLink, electronically imports all of the borrower's data into our CLOser software system. In addition, artificial intelligence software that we license from a third party provides an automated, customized e-mail response to confirm the application and make immediate contact with the potential borrower. We then follow up with frequent telephone calls and e-mails to keep the borrower informed of the mortgage loan's approval status.

             When a partial online application is submitted, or when a borrower calls or e-mails us based on contact information on our Web site, a customer service representative in our Teleweb center is assigned to that potential borrower for the duration of the origination process. The customer service representative works with the potential borrower to explain portions of the mortgage lending process, provide rate and product information and assist the borrower with obtaining a mortgage loan. The customer service representative can enter data into an electronic loan application through CLOser, which efficiently manages the remainder of the mortgage transaction.

    LOAN PRODUCTS

             We offer a complete menu of mortgage loan products to serve the portion of the residential real estate market consisting of one to four-unit housing. Generally, the industry breaks down the description of these products into two categories: prime mortgage loans and sub-prime mortgage loans. These categories are described below.

             PRIME MORTGAGE LOANS. Prime mortgage loans include residential mortgage loans that meet Fannie Mae's or Freddie Mac's secondary marketing guidelines. These loans generally meet the agencies' guidelines because the borrowers are credit-worthy and the loans have appropriate loan-to-value ratios and principal amounts. Prime mortgage loans also include loans made to credit-worthy borrowers that would otherwise meet Fannie Mae's or Freddie Mac's underwriting guidelines, but have a principal amount that exceeds the amounts permitted by Fannie Mae or Freddie Mac.

             The prime mortgage loan portion of our Web site and the Web sites we create for clients first provides a borrower with knowledge about the mortgage lending process. It then provides the borrower with the opportunity to use "SmartQuote," a loan program search system we developed to make choosing a mortgage simple. SmartQuote prompts the user for information and then searches the database for all of the loan programs meeting the borrower's criteria. After obtaining information on pricing and the right type of loan for the borrower's situation, the borrower has an opportunity to submit a secure online application for a mortgage loan in about 20 minutes. The borrower then can monitor the progress of the loan through closing.

             This portion of our Web site and the Web sites we create for clients also includes a feature that allows a user to specify the conditions under which he would be interested in refinancing his mortgage loan. CLOser then stores this information and provides the user with an automatic e-mail notification when a suitable loan program becomes available.

             In 1999, 95.5% of the dollar amount of loans we funded was attributable to the funding of prime mortgage loans. The funding of prime mortgage loans generated approximately 94.3% of our revenue from lending activities.

             SUB-PRIME MORTGAGE LOANS. Sub-prime mortgage loans have characteristics that make them generally ineligible for sale to Fannie Mae or Freddie Mac in the secondary market for reasons other than an excessive principal amount. Those characteristics might include the credit history of the borrower, the debt-to-income ratio, the loan-to-value ratio, the property type, the lien position or other factors. Because borrowers of sub-prime loans have often been denied financing, they are more likely to be dissatisfied with the traditional sub-prime lending process. Our goal is to provide these borrowers with an unintimidating, informative and confidential way to obtain a mortgage. Our Web site and the Web sites we create for clients, and the associated customer service representatives, try to simplify the borrowing process and give borrowers answers within a short period of time. In most cases, a borrower knows within 3 hours whether he is approved for a mortgage loan.

             Commensurate with the higher credit risk, we charge borrowers higher interest rates on sub-prime mortgages, which allows us to generate higher origination fees and higher gains on sale in the secondary market than prime mortgage loans. The higher interest rate also allows us to generate a greater spread between the interest rate we charge the borrower and the interest rate we pay to lenders for the financing arrangements we use to fund the mortgage loans.

             In 1999, 4.5% of the dollar amount of loans we funded was attributable to the funding of sub-prime mortgage loans. The funding of sub-prime mortgage loans generated approximately 5.7% of our revenue from lending activities.

    PAPERLESS MORTGAGE SERVICES AND TECHNOLOGY

             We recently entered into strategic alliance and licensing agreements with eOriginal, Inc., a prominent technology company that has patented a process to enable the electronic creation of negotiable instruments and other documents and the ability to transmit, store and retrieve these instruments and documents. The eOriginal technology helps assure that electronic documents are unique, authentic and secure. Our agreements with eOriginal allow us to embed the eOriginal technology into the products and services we provide to our business-to-business clients.

             The agreement also provides for development phases to promote the ability to do business electronically. For example, the initial development phase involves the cooperation of us, eOriginal, e-close as settlement agent, GMAC Mortgage Corporation, Residential Funding Corporation and Fannie Mae as secondary market investors, and the Florida counties of Broward, Duval and Hillsborough, to develop an electronic mortgage process. We believe the eOriginal technology has the potential to get us one step closer to our future goal of electronic, paperless mortgages.

OPENCLOSE.COM

         To address the changing technology needs of the wholesale mortgage industry, we developed a Web site to promote the migration to Internet lending. That Web site, www.openclose.com, caters exclusively to the business-to-business market segment. At www.openclose.com, participating mortgage lenders, brokers and loan correspondents can exchange lender product and pricing information, automated underwriting data, mortgage insurance certificates and borrower application information in a neutral environment. We do not act as a lender on the openclose site. The Web site is designed to give mortgage brokers access to automated underwriting information earlier in the cycle of the origination process, which results in faster transactions, cost savings for borrowers, brokers and lenders and a reduction in paperwork. The Web site also offers improved communications between lenders and their broker customers. Membership in www.openclose.com also creates opportunities to develop business from new relationships.

         On January 27, 2000, we contributed assets associated with the www.openclose.com business to a newly formed subsidiary, Openclose.com, Inc., in exchange for $24 million in cash and common stock representing 51% of the subsidiary's outstanding securities. The remainder of the outstanding securities of Openclose.com are held by accredited investors who are also significant investors in Mortgage.com and who have representatives on the board of directors of both Mortgage.com and Openclose.com. Openclose.com received $30 million in cash from the sale of 49% of its outstanding securities to these accredited investors, $24 million of which was paid to us in connection with our contribution of the openclose assets.

         Among the assets contributed were co-ownership of the www.openclose.com Internet web site, the programming and computer code used exclusively in connection with the site, trade rights associated with this programming and code, and ownership of certain customer contracts pertaining to www.openclose.com. In addition, we entered into an Administrative Services and Technology Sharing Agreement with Openclose.com under which we will continue to provide certain management, accounting and technical services to Openclose.com.

We also have granted Openclose.com a non-exclusive, perpetual license to certain computer code owned by us that is necessary to the operation of the www.openclose.com Web site.

         As of March 1, 2000, 38 mortgage lenders and approximately 900 mortgage brokers were participating subscribers to www.openclose.com. Participating mortgage bankers pay Openclose.com a fee for each mortgage loan sent to them through www.openclose.com for their review, a loan transfer fee and an access fee for each of the mortgage brokerage offices that access participating mortgage banker sections of the Web site. In addition, participating mortgage bankers pay Openclose.com a fee for each sub-prime mortgage loan transmitted through www.openclose.com for review. The fees charged by Openclose.com to participating mortgage bankers for each viewing of the mortgage banker's page on the Web site by brokers are split equally between Openclose.com and an unaffiliated third party, from whom Openclose.com licenses some of the tools available on www.openclose.com.

         Mortgage brokers pay Openclose.com a fee for each loan submitted to www.openclose.com for review by lenders. There are no monthly participation fees charged to mortgage brokers.

         In December 1999, we signed a Master Web Services Agreement with Countrywide Home Loans pursuant to which we obtained the exclusive right for a four-year term to develop Web sites to be marketed and sold by Countrywide to its network of mortgage brokers nationwide. The agreement combines our Web development capabilities with Countrywide's technical and sales expertise. Each participating broker for whom we develop a Web site will pay us a setup fee and a monthly fee from which we will pay Countrywide a commission. We have assigned the agreement to Openclose.com but will continue to provide the necessary Web development services under the Administrative Services and Technology Sharing Agreement. Openclose.com will use the www.openclose.com platform to provide Countrywide mortgage brokers with same-day ability to order Web sites online and begin online mortgage originations. Openclose receives fees for each Web site created and also generates ongoing Web hosting revenue.

         The www.openclose.com Web site incorporates the functionality of Fannie Mae's Desktop Underwriter software that is used in connection with automated underwriting decisions. We hold a license to use Desktop Underwriter and pay Fannie Mae a licensing fee based on the volume of mortgage loans submitted for automated underwriting. Through the Administrative Services Agreement, we use Desktop Underwriter to provide Openclose.com with automated underwriting decisions. A portion of the fee we pay to Fannie Mae for Desktop Underwriter is reimbursed by Openclose.com.

CUSTOMERS

         Our business-to-business clients include real estate companies, homebuilders, trusted financial advisors, Internet-based affinity customers, lead aggregation mortgage web sites, and other non-traditional mortgage originators. In addition, our clients include financial institutions, primarily mortgage companies and banks, which wish to offer Internet mortgage services without developing a full in-house solution for themselves.

         Our relationship with Mason-McDuffie Real Estate accounted for 8.4% or more of our loans originated in 1999. Our relationship with Intuit Lender Services accounted for approximately 19.6% of the mortgage loans we originated in 1999, but our relationship with Intuit Lender Services has terminated. Through Cendant Mortgage, we have developed relationships with CENTURY 21/registered trademark/ and Coldwell Banker/registered trademark/ offices that taken together accounted for approximately 17.9% of the mortgage loans we originated in 1999. Superior Bank contributed $2.0 million in management, technology and other fees in 1999.

         Our direct-to-consumer customers consist of borrowers who contact us through www.mortgage.com and our OnLine Capital loan officers. We provided 3,875 homebuyers and homeowners with mortgage financing totaling more than $678 million in 1999 through direct-to-consumer channels.

SALES AND MARKETING

    BUSINESS-TO-BUSINESS SALES AND MARKETING

             We market our business-to-business services through an internal sales force that is divided into the five markets that we serve: real estate companies, homebuilders, trusted financial advisors, financial institutions and consumer Web sites. We advertise in trade journals, attend trade shows and make individual sales calls on known leaders in the various vertical markets. As of February 2000, we have 9 people in our business development area. In addition, many of the former loan officers in our direct-to-consumer business who are now working as account executives will transition to business development in the year 2000.

             We have several marketing relationships with other businesses that market our products. These businesses include BuildNet Financial, Prudential Real Estate Affiliates, Chase Manhattan Mortgage Corporation, McPherson TMR, ACM Carolinas and Strategic Networks.

             RELATIONSHIP WITH BUILDNET FINANCIAL. We have entered into agreements with BuildNet Financial Services Inc. which provides BuildNet with exclusive marketing rights to our suite of Internet mortgage solutions for the residential home building industry in the United States. BuildNet, whose homebuilder user base manages the construction of over 350,000 residential homes in the United States each year, has agreed to offer our products to its clients. These products include:

    /bullet/ NET BRANCH AGREEMENTS, which enable builders to participate directly in the mortgage origination process;

    /bullet/ MARKETING AGREEMENTS, through which BuildNet Financial helps create and maintain Web sites for individual builders; and

    /bullet/ CO-BRANDED WEB-SITES, which link builders' Web sites to the BuildNet Financial Web site.

             BuildNet Financial, through its relationship with us, plans to offer participating homebuilders back-office support that should include technology, processing, underwriting, and loan funding. Our marketing agreement with BuildNet Financial expires March 2002, with automatic 12 month renewals unless we or BuildNet Financial give notice of an intent not to renew. BuildNet Financial can terminate the marketing agreement early only if BuildNet sells all or substantially all of its assets or merges with another company and does not survive the merger.

             RELATIONSHIP WITH CHASE AND THE PRUDENTIAL REAL ESTATE NETWORK. We have a joint marketing agreement with The Prudential Real Estate Affiliates, Inc. and Chase Manhattan Mortgage Company that designates us as the exclusive recommended provider of Internet lending technology to real estate brokers and sales associates in the Prudential Real Estate Network. Chase will market its traditional mortgage services and our technology-based services to the more than 600 member companies of the Prudential Real Estate Network, which have more than 1,500 offices throughout the country.

             Members that select our services can use a centralized private-label Web site that we have designed and maintain for the Prudential relationship. They also will have the benefit of our Teleweb centers and our processing, underwriting and closing services. Chase will be the servicer for many of the loans originated using our services. Under a separate services agreement, we will receive a flat fee from Chase for each loan closed through the Web site or the Teleweb centers.

             RELATIONSHIPS WITH MCPHERSON TMR, STRATEGIC NETWORKS AND ACM CAROLINAS. We have entered into Master Marketing and Management Agreements with McPherson TMR, Strategic Networks and ACM Carolinas. Under the terms of the agreements, these entities have agreed to offer our products and services, including marketing agreements, net branch programs and memberships to designated clients. Net branch programs refer to contracts between us and clients to manage the day-to-day operations of a separate mortgage business established by us for a client. All of the mortgage loans originated by a net branch are transmitted to us for processing, closing and funding. Membership programs refer to contracts between us and a mortgage broker or homebuilder that licenses our technology for a fee. The mortgage loans originated through our technology members are transmitted to us for processing, closing and funding.

             They earn a fee for successful marketing of the programs and ongoing support of the clients they bring to us. McPherson primarily markets the programs to Remax real estate franchisees in Ohio, Tennessee and Georgia. Strategic Networks markets the programs to a variety of real estate companies in Illinois and Missouri. ACM Carolinas markets the programs in North Carolina. In combination, these companies brought us 12 new relationships with real estate companies in the fourth quarter of 1999.

    DIRECT-TO-CONSUMER SALES AND MARKETING

             We market our products and services directly to consumers on the Internet via banner advertisements. This program is limited and not likely to be expanded. In addition, our general business activities, past branding advertising and easy to remember Web site name continue to generate consumer traffic directly to www.mortgage.com. Lastly, our OnLine Capital loan officers will continue to generate some direct to consumer loans as they transition to their new roles as account executives marketing our business to business solutions. We do not intend to hire additional consumer direct loan officers.

    OPENCLOSE.COM MARKETING

             Openclose.com has its own sales team dedicated to www.openclose.com. Openclose.com is developing a national marketing plan to build awareness among mortgage brokers, mortgage lenders and mortgage insurance companies. The plan includes direct mail advertising with promotional CD-Roms included, direct sales, lender sponsorships, online advertising and free trial offers. Openclose.com also intends to continue to participate in numerous industry trade shows, including regional trade shows in Florida and California, and the trade shows held for the National Association of Mortgage Brokers and the Mortgage Bankers Association.

    MARKETING SERVICES PROVIDED BY QUINTEL COMMUNICATIONS

             We recently entered into an exclusive strategic marketing agreement with Quintel Communications. This marketing agreement provides for joint development of new marketing programs for products and services of both companies to be offered to visitors and customers of the Mortgage.com Web site and our related business-to-business Web sites.

             The new marketing programs will market both mortgage and non-mortgage products and services. The programs will be directed to our growing database of more than 800,000 consumers and to Quintel's network and databases, which currently include more than 5 million profiled consumers, both on- and off-line.

             Quintel is a direct marketing company with the ability to market thousands of products and services to a detailed database of profiled consumers via direct, permission-based e-mail marketing, on-line promotions, loyalty and incentive programs, and group buying events. Currently, Quintel's network of strategic investments and marketing partnerships includes MultiBuyer.com, GroupLotto.com, itarget.com, skymall.com, the Innovation Factory, Inc., GenerationA.com and CyberGold.

OPERATIONS

    PRODUCTION OF MORTGAGE LOANS

             At the initiation of the mortgage banking process is the generation of leads and the completion of loan applications. We perform this function
    (1) online, (2) through loan counselors that we employ, and (3) through network members. We evaluate the loan applications and fund those loans that meet our underwriting criteria. We then sell the mortgage loans in the secondary market. In some cases, we will present the loans to wholesale lenders who make the underwriting decisions and fund the loans, paying us a loan origination fee.

             As a step to evaluating mortgage loan applications, our processing department evaluates credit reports and property appraisals when required, verifies borrowers' income and assets and obtains any additional third party verifications relating to the borrowers and the mortgaged properties. We maintain processing centers in Walnut Creek, California, Los Gatos, California and Plantation, Florida, where as of December 31, 1999, 111 employees execute the processing functions. Our operations managers approve and monitor third party sources that have originated the loans, and third parties from which we receive credit reports, appraisals and similar verifications, based on criteria established by our chief underwriter.

             We underwrite mortgage loans based on criteria established by secondary market investors. Underwriting criteria may include the borrower's credit standing and repayment ability and the value and adequacy of the mortgaged property as collateral. Our underwriting department consists of a team of 35 underwriters in Plantation, Florida, Walnut Creek, California and Los Gatos, California. The underwriting evaluation is done primarily through our CLOser software system and through links to the automated underwriting systems of Fannie Mae and Freddie Mac.

             CLOser acts as a pre-funding quality control department because it will not generate closing documents for a mortgage loan that does not meet the underwriting criteria. If a mortgage loan meets the underwriting criteria, CLOser automatically generates closing documents tailored to the loan product, the borrower, secondary marketing requirements and state laws and regulations.

    SECONDARY MARKETING OF MORTGAGE LOANS

             We originate all of our mortgage loans with the intent of selling those loans in the secondary market. Our secondary marketing department monitors the prices secondary market investors are willing to pay for various loan products. We then add an appropriate profit margin to the interest rate for the loan and publish our price for that loan on our Web site, in CLOser and on various industry databases and price sheets. Our price includes a premium that we charge investors for the value of the servicing rights associated with the mortgage loans we sell in the secondary market. When we sell a loan in the secondary market, we achieve a net gain, or suffer a net loss, equal to the difference between the amount we paid for the loans and the price at which the loans are sold to secondary market investors.

             We obtain commitments from secondary market investors for the purchase of substantially all the prime mortgage loans we fund on the same day that we lock in a rate for a borrower. This protects us against changes in interest rates between the date we issue a loan commitment at a locked-in interest rate to the borrower and the date we sell the loan in the secondary market. Our obligations to sell to secondary market investors are generally on a "best efforts" basis, which means we are required to sell the loan to a committed secondary market investor only if the loan closes within an agreed upon time period. However, occasionally a borrower will elect not to lock an interest rate until the closing. In those cases, we may choose to sell the loan on a short-term "mandatory" basis, which means we are required to sell the loan to a secondary market investor within a specified number of days after the closing.

             We also accumulate sub-prime mortgage loans for sale in pools of between $1 million and $3 million. While this entails additional credit risk because we hold the mortgage loan for a longer period of time, sales of these pooled sub-prime loans typically bring higher net gains than the net gains earned on the sale of prime loans. If we are particularly concerned about the credit risk on a sub-prime mortgage loan, we will obtain an investor commitment in advance, which reduces our credit risk but decreases the amount we receive on the sale of the mortgage loan to secondary market investors.

             We are considering selling a greater number of loans in pools on a mandatory delivery basis. If we do so, we will employ a hedging strategy to help manage the additional risks associated with pooling loans and selling them on a mandatory delivery basis.

             The following list shows some of the secondary market investors who commonly purchase mortgage loans from us:

             Norwest Funding                        Fleet Mortgage
             Cendant Mortgage                       GE Capital Mortgage Services
             Residential Funding Corporation        Interfirst Mortgage
             Citicorp Mortgage

             In most cases when we sell a mortgage loan in the secondary market, there is no recourse to us. However, inaccuracies in loan documents, information about the borrower or information about the mortgaged property may require us to repurchase the mortgage loans from the investors and indemnify them for any damages caused by the inaccuracies. Since our inception, mortgage loans that we have repurchased from investors have represented an insignificant percentage of our total mortgage loan originations.

    FUNDING MORTGAGE LOANS

             After a mortgage loan has been approved for funding, we generally borrow from one of our warehouse lines of credit or other financing vehicles to fund and close the mortgage loan. We currently have aggregate borrowing limits of $190 million, consisting of a single syndicated line of credit for $90 million and a loan purchase agreement for $100 million.

             After we borrow funds to fund a mortgage loan, we must pledge the mortgage loan to the lender as security for our repayment of the borrowed money. During the time a mortgage loan is pledged to the lender, it is considered "warehoused." A mortgage loan is warehoused until we sell it in the secondary market, at which time we repay the lender and the pledge is released. Prime mortgage loans are warehoused for an average of approximately 18 days. Sub-prime mortgage loans are warehoused for an average of approximately 40 days. In cases where we hold loans for more than 30 days, we perform some interim servicing on those loans using computer software licensed from a third party.

    POST-CLOSING QUALITY CONTROL

             After we have funded and closed a mortgage loan, we submit 10% of funded loans for a post-funding review. A post-funding review includes a re-verification of credit, employment income and source of funds, as well as a review of closing documentation. These reviews also include procedures designed to detect evidence of fraudulent documentation or unacceptable activities during the processing, funding or selling of the mortgage loan.

TECHNOLOGY

         The CLOser software system encompasses an Internet platform, local and wide area networks, back office modules for processing, underwriting, closing and secondary marketing, automated call and e-mail distribution links and computer-based training. As of December 31, 1999, we employed 59 software developers who are continually working to develop new technological solutions for the mortgage industry. As of that date, we employed 43 systems support and operations personnel who provide communications and infrastructure support for our direct-to-consumer and business-to-business channels and training services for clients who use our technology. We also employed 13 customer service employees who provide technical help desk services. Last year we spent approximately $2.1 million on research and development and we intend to continue devoting substantial resources toward that end.

    TECHNOLOGY INFRASTRUCTURE AND SECURITY

             We have 100 computer servers that house all of our computer-based technology, from our Internet Web sites to our e-mail capabilities. All of our server hardware is provided by Dell Computer Corp. and our routers and switches are provided by Cisco Systems. Our servers run on the Microsoft Windows NT operating system software. We have redundant high-speed data lines from multiple vendors for Internet access. We stock additional hardware parts and have designed system and power supply redundancies to ensure that there are no interruptions in service based on hardware failures. In addition, we monitor our servers to ensure that we have sufficient space to handle software upgrades and that at least 35% of our disk drive space is free for performance considerations. All software and data in the system is backed up to magnetic tape each night, which is stored off-site.

             Our technology security systems are designed to prevent unauthorized access to internal systems and illegal third-party access to our data. Internally, log in identifications and passwords are maintained for all systems, and personnel have access only to those areas for which they are responsible. We rely on encryption and authentication technology licensed from third parties to provide secure transmission of confidential information, such as employment and income items submitted with online applications. Our servers are protected by firewalls and no outside access is permitted.

             Our technology must accommodate a large number of users and must deliver frequently updated information. Some components of our technology have experienced outages or slower response times in the past, but none have had a material effect on our business.

    OTHER LICENSED TECHNOLOGY

             The www.openclose.com Web site owned by Openclose.com uses a wide range of internally developed software, as well as the Desktop Underwriter software, which we license from Fannie Mae. Our Desktop Underwriter license expires October 15, 2003, with provision for automatic year to year renewals. Fannie Mae can amend our license by issuing a bulletin. If we object to the amendment, Fannie Mae can terminate our license.

COMPETITION

             Many of our business-to-business clients also compete with us for mortgage loan originations. We compete with other mortgage bankers, mortgage brokers and financial institutions such as Norwest Bank, Countrywide Mortgage, Chase Mortgage, Headlands Mortgage, Cendant Mortgage, Citibank and Fleet Mortgage for the origination and funding of mortgage loans directly with borrowers. Many of our competitors have branch offices in the same areas where our loan counselors and network members operate. We also compete with mortgage companies whose focus is on telemarketing, such as The Money Store.

             Our online competition also is substantial. In addition to the traditional mortgage companies and financial institutions who have or are developing an online presence, we compete with other online financial service providers, such as Intuit's Quickenmortgage, iOwn, E-LOAN and Finet. Our primary competitors for business-to-business mortgage banking technology solutions are FiServ, Inc. and Alltel Corporation. In addition, many large and local lenders market mortgage solutions to real estate companies, homebuilders, trusted financial advisors, Web site operators and financial institutions.

             We believe that the principal competitive factors for our business to business solutions are:

    /bullet/ ability to offer our clients' customers a web origination and service experience that is efficient and effective;

    /bullet/ ability to quickly and effectively develop co-branding and private label web sites;

    /bullet/ a broad selection of mortgage loan products;

    /bullet/ ability to offer our clients' consumers attractive interest rates and fees;

    /bullet/ comprehensiveness of information services;

    /bullet/ quality and responsiveness of customer service; and

    /bullet/ ease of use of computer technology.

             We must continue to enhance our technology to compete effectively. Many of our current and potential competitors are profitable, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial resources than we do. In addition, other financial-related businesses with these characteristics are likely to enter into the online mortgage origination business. We cannot be sure that we will be able to compete successfully against current and future competitors.

    INTELLECTUAL PROPERTY

             We regard substantial elements of our Web sites and underlying technology as proprietary and attempt to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure. We also generally enter into confidentiality agreements with all technical employees and consultants, and with third parties in connection with our license agreements. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without our authorization. Third parties may also develop similar technology independently from us.

             We have registered CLOser as a federal trademark. The mortgage.com logo and "SmartQuote" are also our trademarks and service marks. Openclose.com owns the trademark for "Openclose." Other trademarks and service marks in this prospectus are the property of their holders. We also have registered the Internet domain names "mortgage.com," "realoans.com," "hipoteca.com" and other domain names we use. Openclose.com has registered the Internet domain name "openclose.com." A registered domain name gives the owner the exclusive rights to use these names as the addresses for Web sites in the United States.

             We may not be able to register "mortgage.com" and certain other of our trade names as federal trademarks because those names may be too generic to qualify for federal trademark protection. Accordingly, we may not be able to prevent other people from using those names in their businesses. It is possible that others could use "mortgage.com" and our other trade names in such a way as to damage our reputation, which could ultimately affect our revenues.

             Legal standards relating to the validity, enforceability and scope of protection of our proprietary rights are uncertain and are still evolving, especially as they relate to Internet-related rights. In addition, the laws of some foreign countries may not protect our rights to the same degree as the United States. For these reasons, we cannot be sure that the steps we take will adequately protect our proprietary rights. We also may be required to litigate to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This could create substantial costs and a diversion of management's attention.

REGULATION

         Our mortgage banking business is subject to the rules and regulations of each state's regulatory authority, the Department of Housing and Urban Development, Federal Housing Administration, Veteran's Administration, Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association and other regulatory agencies in connection with originating, processing, underwriting and selling mortgage loans. Rules and regulations issued by these entitiesimpose licensing and work flow obligations on us, prohibit discrimination and establish underwriting guidelines. We also are required to comply with each regulatory entity's financial requirements.

         Mortgage origination activities are further subject to the provisions of various federal and state statutes including the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Federal Truth-in-Lending Act, the Fair Credit Reporting Act and the Real Estate Settlement Procedures Act. The Equal Credit Opportunity Act and the Fair Housing Act prohibit us from discriminating against applicants on the basis of race, color, religion, national origin, familial status, sex, age, marital status or other prohibited characteristics. It also requires us to disclose specific information to applicants, such as the reason for any credit denial. The Truth-in-Lending Act requires us to provide borrowers with uniform, understandable information about the terms and conditions of mortgage loans so that they can compare credit terms. It also guarantees borrowers a three-day right to cancel specified credit transactions. If we fail to comply with Truth-in-Lending, aggrieved customers could have the right to rescind their loan transaction with us and to demand the return of finance charges paid to us. The Fair Credit Reporting Act requires us to supply loan applicants with a name and address of the credit reporting agency we use when the applicant is denied credit or when the rate or charge for a loan increases as a result of information we obtained from a credit reporting agency.

         Some of our client relationships are "affiliated business arrangements" that must comply with complex limitations under the Real Estate Settlement Procedures Act and to regulation by the Department of Housing and Urban Development. Affiliated business arrangements permit companies to refer real estate settlement business to us without violating the Real Estate Settlement Procedures Act's prohibition on "kickbacks" to the referring company. There are limitations on the types of payments that can be made to the referring company and disclosures that are required to be made to borrowers. Home Mortgage Disclosure Act also requires us to collect applicant information and file an annual report with the Department of Housing and Urban Development. Failure to comply with the Home Mortgage Disclosure Act could result in administrative enforcement actions that could eliminate important revenue sources for us and could lead to demands for indemnification or loan repurchases.

         Industry participants are frequently named as defendants in class action and other litigation involving alleged violations of federal and state consumer lending laws and regulations. Some of the practices that have been the subject of lawsuits against other companies include:

         /bullet/ "add on" fees;

         /bullet/ truth in lending calculations and disclosures;

         /bullet/ escrow and adjustable rate mortgage calculations;

         /bullet/ private mortgage insurance calculations and disclosures;

         /bullet/ forced-placed hazard, flood and optional insurance; and

         /bullet/ unfair lending practices.

         If a significant judgment were rendered against us in connection with any litigation, it could have a material adverse effect on our business and results of operations.

         Although our operations on the Internet are not currently regulated by any government agency in the United States beyond the mortgage-related regulations described above and regulations applicable to businesses generally, it is likely that a number of laws and regulations may be adopted governing the Internet. In addition, existing laws may be interpreted to apply to the Internet. There may be claims that our services violate those laws.

         Regulatory and legal requirements are subject to change and may become more restrictive, making our compliance more difficult or expensive or otherwise restricting our ability to conduct our business as it is now conducted. Such changes could hurt our business.

EMPLOYEES

         At December 31, 1999, we had 776 full-time employees. Our success depends upon our ability to attract, train and retain qualified personnel. We have a comprehensive training program that explains our customer service philosophies and techniques, and we have developed a sophisticated computer-based training program for CLOser and its Internet component. Approximately one-half of the people who enter the training program become permanent hires. To date, our attrition rate has been low for personnel who emerge from the training program. However, as we develop new business alliances that increase the mortgage loan volumes we handle through our Teleweb centers and processing centers, finding personnel to participate in and graduate from these training programs may become more difficult. Although our training program is designed to allow us to implement qualified personnel quickly, we cannot be sure that we will be able to find qualified personnel who can be trained in sufficient time to handle increased mortgage loan volumes.

         None of our employees is represented by a union. We believe we have a good relationship with our employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table provides the names, ages and business experience for the past five years for each of the Executive Officers of the Registrant. Executive Officers are each elected for one year terms.

Seth S. Werner (54)                     CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Mr. Werner founded our company in September 1993, has served as Chairman of the Board and Chief
                                        Executive Officer since the company's inception, and as President from 1993 to 1997 and again from 1999 to present.  From 1973 to 1995, Mr. Werner was the President and Chief Executive Officer of Werner Capital Corporation, a
                                        Miami-based real estate investment banking firm which served as a consultant to some of the largest financial institutions in the United States and to the United States government on matters concerning its real estate portfolios. He also was founder, Chairman and Chief Executive Officer of
                                        First Capital Financial Corporation, a national real estate investment banking firm, from 1974 through 1984.  He is a director and President of
                                        SSW, Inc., and a director, President, Secretary and Treasurer of Harbour
                                        Real Estate Corporation.

John J. Hogan (38)                      SENIOR EXECUTIVE VICE PRESIDENT. Mr. Hogan has served as an Executive Vice
                                        President from July 1997 through January 2000, as Senior Executive Vice
                                        President from January 2000 to the present and as a member of our board of directors since July 1997.  From February 1995 to June 1997, he served as the President of OnLine Capital, which merged into our company in June 1997.
                                        From March 1986 to February 1995, Mr. Hogan


                                        served as Vice President of Loan Administration, Senior Vice President of
                                        Mortgage Operations and Senior Vice President and Chief Financial Officer of
                                        First Franklin Financial Corporation in San Jose, California.

Edwin D. Johnson (43)                   EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER.   Mr. Johnson was a
                                        Senior Vice President from November 1998 through January 2000, an Executive
                                        Vice President from January 2000 to present and our Chief Financial Officer since November 1998.  From June 1998 through October 1998, Mr. Johnson was a principal in JR Capital, Inc., an acquisition firm.  From March 1996 to June
                                        1998, Mr. Johnson was Chief Financial Officer of MasTec, Inc., a
                                        telecommunications infrastructure company.  From January 1995 to March 1996, he was a private real estate consultant and from October 1984 to January
                                        1995 Mr. Johnson was worldwide Chief Financial Officer for Attwoods, plc, an international services company.

John T. Rodgers (37)                    EXECUTIVE VICE PRESIDENT, SALES AND MARKETING.  Mr. Rodgers has been an
                                        Executive Vice President since April 1998 and heads our sales and marketing group.  In 1993 Mr. Rodgers co-founded American Finance and Investment and served as its President until April 1998 when it was merged into our company. He also serves as a member of Microsoft's Real Estate Advisory
                                        Board.

B. Anderson Young (49)                  EXECUTIVE VICE PRESIDENT AND CHIEF INFORMATION OFFICER.  Mr. Young joined us in July 1999 as a Senior Vice President and Chief Information Officer.  In
                                        January 2000, his title was changed to Executive Vice President and Chief
                                        Information Officer.  From September 1998 through July 1999, Mr. Young was the New Product Manager at London Bridge Group, Ltd., a firm that provides mortgage software systems.  From May 1997 to September 1998, he was a Vice
                                        President, Mortgage Servicing Systems, and a Vice President, Development, at
                                        Checkfree Software Systems, before its mortgage unit was sold to London
                                        Bridge.  From March 1994 to May 1997, Mr. Young was Senior Vice President of
                                        Front end Systems and InterChange Architecture at Alltel Information Systems
                                        (formerly Computer Power, Inc.).

Don M. Lashbrook (47)                   EXECUTIVE VICE PRESIDENT, OPERATIONS.  Mr. Lashbrook joined us in November
                                        1998 as Executive Vice President and Chief Operating Officer of our Consumer
                                        Direct Division. In January 2000, his title was changed to Executive Vice
                                        President,




                                        Operations.  From April 1997 to October 1998, he served as the Chief
                                        Operating Officer for CFI Mortgage, Inc., in West Palm Beach, Florida,
                                        which specialized in the retail production of prime and sub-prime mortgage loans and the wholesale production of sub-prime and alternative mortgage loans.  From March 1996 to April 1997 he was Senior Vice President, Risk
                                        Management, with Citizens Mortgage, and from December 1994 to February 1996 was Executive Vice President, Operations with Barnett Mortgage Company.

Barbara Rambo (47)                      PRESIDENT, OPENCLOSE.COM, Ms. Rambo joined our Openclose.com subsidiary in
                                        January 2000 as President. From December 1998 to January 2000, Ms. Rambo was
                                        a self employed banking consultant. From October 1993 to December 1998 she was a Group Executive Vice President at Bank of America, and from April 1990 to September 1993, was an Executive Vice President at Bank of America. She
                                        also serves on the board of directors of Gymboree Corp.

ITEM 2.      PROPERTIES

         We are headquartered in Sunrise, Florida, where we currently lease approximately 111,814 square feet of office space. Our lease for this building, which houses our executive offices and our call centers, expires in 2009 with a provision for extension. Our California operations are contained in several locations in the San Jose/San Francisco metropolitan area, totaling approximately 29,200 square feet. A majority of our technology personnel reside primarily in approximately 15,000 square feet of space in Montvale, New Jersey. Our Montvale office sub-lease expires in 2002 and we do not have the ability to extend or renew the lease. We also have a 2,500 square foot office in Santa Rosa, California and a 1,000 square foot office in Reno, Nevada.

ITEM 3.      LEGAL PROCEEDINGS

         We are not a party to any material litigation and no material legal proceedings terminated during our fiscal quarter ended December 31, 1999.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.      MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

         Our common stock is listed on The Nasdaq National Market under the symbol MDCM. The following table shows the range of high and low sales prices for our common stock for the third and fourth fiscal quarters of 1999.

                  FISCAL
                  QUARTER                           HIGH             LOW
                  -------                          ------           -----
                    3rd                            $22.75           $7.00
                    4th                             13.31            5.50

         Based on information supplied by the transfer agent, at March 15, 2000, there were approximately 124 record holders of our common stock (not including individual participants in security position listings).

         The payment of cash dividends is within the discretion of our Board of Directors and will depend, among other factors, on earnings, capital requirements and our operating and financial condition. We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future.

         In October 1999, we acquired Capital Savings Co., Inc. from CSC Holdings, LLC for 162,500 shares of our common stock and cash. The issuance of the common stock was exempt pursuant to Section 4(2) as a transaction by an issuer not involving a public offering. No underwriters were employed in this transaction and appropriate legends have been affixed to the common stock issued.

         During the fiscal quarter ended December 31, 1999, we granted stock options to purchase 101,538 shares of common stock with exercise prices ranging from $8.25 to $11.53 per share, to employees, directors and consultants pursuant to our employee stock option plan in consideration of services rendered or to be rendered. In addition, we issued 222,177 shares of common stock pursuant to employee stock options that were exercised in the fiscal quarter ended December 31, 1999. The issuance of common stock upon exercise of the options is exempt either pursuant to Rule 701, as a transaction pursuant to a compensatory benefit plan, or pursuant to Section 4(2) as a transaction by an issuer not involving a public offering. No underwriters were employed in any of these transactions and appropriate legends have been affixed to the stock options and will be affixed to the common stock issuable upon exercise of the stock options.

         On November 10,1999, we issued 35,000 shares of common stock pursuant to an exercise of warrants issued in November 1995. The exercise price for the warrants was approximately $0.71. The issuance of the common stock was exempt pursuant to Section 4(2) as a transaction by an issuer not involving a public offering. No underwriters were employed in this transaction and appropriate legends have been affixed to the common stock issued.

         Pursuant to a registration statement effective August 11, 1999, we registered 7,062,500 shares of our common stock for our own account in an initial public offering for an aggregate offering price to the public of $56,500,000. We also registered 1,059,375 shares pursuant to an underwriters option to cover over-allotment of shares. There were no selling security holders. We completed the offering having sold all 7,062,500 shares to the public and 379,375 shares pursuant to the underwriter option. The managing underwriter in the offering was Credit Suisse First Boston. The gross proceeds from this transaction were $59.5 million. The net proceeds were $53.8 million after underwriter discounts of $4.1 million and offering expenses of approximately $1.6 million paid to third parties unaffiliated with us. The following table shows the approximate use of the net proceeds of our initial public offering (in millions):

         USE OF PROCEEDS                                              AMOUNT
         --------------------------------------------------------     ------
         Repayment of subordinated debt..........................      $40.5
         Redemption of warrants..................................         .4
         Advertising branding campaign...........................        8.0
         Research and development(1).............................        1.4
         Working capital/general use.............................        3.5
         Total...................................................      $53.8

----------
         (1) A portion of the research and development expenditures have been capitalized in our financial statements.

            [The Remainder of This Page Is Intentionally Left Blank]

ITEM 6.      SELECTED FINANCIAL DATA

         The following selected financial data has been derived from our consolidated financial statements. Our financial statements for the years ended December 31, 1996, 1997, 1998 and 1999 have been audited by KPMG LLP, independent auditors. The financial statements for the periods ended March 31, 1995 and December 31, 1995 are unaudited. The unaudited financial statements have been prepared on the same basis as the audited financial statements. This information should be read in conjunction with our financial statements (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K. All numbers are in thousands, except per share data.

                                                                                                   NINE MONTHS    APR. 15, 1994
                                                             YEAR ENDED DECEMBER 31,                  ENDED        (INCEPTION)
                                                  --------------------------------------------      DEC. 31,        THROUGH
                                                    1999        1998        1997        1996          1995        MAR. 31, 1995
                                                  --------     -------     -------     -------     -----------    -------------
                                                                                                           (unaudited)
STATEMENT OF OPERATIONS DATA:
Revenue:
   Secondary marketing revenue, net...........    $ 35,616     $28,598     $11,595     $ 4,101       $  942         $    77
   Loan production and processing fees, net...      10,629       5,338       2,347         821          778             384
   Management, technical and other fees.......       4,331       1,868       2,032       2,577        1,422              40
   Interest income............................      10,682       6,998       3,550         922          289              77
                                                  --------     -------     -------     -------       ------         -------
     Total revenue............................      61,258      42,802      19,524       8,421        3,431             578
                                                  --------     -------     -------     -------       ------         -------
Expenses:
   Compensation and employee benefits.........      53,575      26,075      13,083       6,527        2,542           1,515
   Marketing and advertising..................      16,524       1,335         238          94           36              33
   Research and development...................       2,110       2,888       1,079         497           --              --
   Depreciation and amortization..............       5,316       1,873         480         652          296             235
   General and administrative.................      18,919       9,598       5,126       3,764        1,470             919
   Interest expense...........................      11,310       7,111       3,050         905          381              94
                                                  --------     -------     -------     -------       ------         -------
     Total expenses...........................     107,754      48,880      23,056      12,439        4,725           2,796
                                                  --------     -------     -------     -------       ------         -------
Loss before minority interest and
    extraordinary item........................     (46,496)     (6,078)     (3,532)     (4,018)      (1,294)         (2,218)
Minority interest.............................          (4)         --          --          --           --              --
                                                  --------     -------     -------     -------       ------         -------
Loss before extraordinary item................     (46,500)     (6,078)     (3,532)     (4,018)      (1,294)         (2,218)
Extraordinary item - loss on extinguishment of
    debt......................................        (436)         --          --          --           --              --
                                                  --------     -------     -------     -------       ------         -------
 Net loss.....................................    $(46,936)    $(6,078)    $(3,532)    $(4,018)     $(1,294)        $(2,218)
                                                  ========     =======     =======     =======      =======         =======
Net loss per share - basic and diluted:
    Loss before extraordinary item............      $(2.17)     $(1.02)     $(0.55)     $(0.56)      $(0.16)         $(0.39)
    Extraordinary item........................       (0.02)        --          --          --           --              --
                                                  --------     -------     -------     -------       ------         -------
    Net loss..................................      $(2.19)     $(1.02)     $(0.55)     $(0.56)      $(0.16)         $(0.39)
                                                  ========     =======     =======     =======      =======         =======

                                                                          DECEMBER 31,
                                                  ----------------------------------------------------------
                                                    1999        1998        1997        1996          1995
                                                  --------     -------     -------     -------       -------
                                                                                                   (unaudited)
BALANCE SHEET DATA:
Cash and cash equivalents....................    $   7,537   $   3,412    $  1,680    $  2,008      $    222
Working capital..............................        6,980       2,240       1,353       2,283          (850)
Total assets.................................      138,075     193,438      81,927      30,711        11,684
Convertible preferred stock..................           --          32          19          15             2
Stockholders' equity.........................       33,327      13,136       3,797       3,283           347

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a leading provider of online mortgage services and technology to businesses and consumers. Our vision is to create the definitive Internet platform for originating, underwriting, processing, closing and selling mortgage loans. We enable other businesses to use this technology platform when they market to customers who choose to obtain mortgage services through the Internet.

     We began operations in April 1994 in Florida as First Mortgage Network, a wholesale mortgage lender providing independent mortgage brokers with various support services, including processing, closing and funding services for their loans. In April 1995, we acquired a software system from Morbank Financial Systems that was designed to automate mortgage origination, processing, underwriting and closing functions in traditional mortgage lending operations. We enhanced this software and named it CLOser, our proprietary technology platform that supports all of the services we provide. By the end of 1995, we were using the CLOser software system to enable financial institutions and non-traditional mortgage originators, such as Realtors and homebuilders, to originate mortgages as an ancillary service. These "network members" pay monthly membership fees for the use of the CLOser software system and transaction fees for our other services.

     In the summer of 1996, we expanded our membership network by acquiring Western America Mortgage, the mortgage affiliate of Mason-McDuffie Real Estate, a major real estate company in northern California. In June 1997, we acquired Online Capital, a mortgage lender also located in northern California, with more than 25 loan counselors at the point-of-sale of homes, three Realtor business-to-business relationships and requisite back office personnel. We deployed these acquired resources to support and expand our member business in California.

     In the spring of 1998, we acquired RM Holdings, Inc. and its American Finance and Investment (AFI) operations and moved the operations to Florida. AFI was one of the first companies to originate mortgages through the Internet. We integrated this acquired Internet technology with our CLOser system, enabling us to establish various relationships with other Internet-based businesses and to originate mortgage applications online on a national basis. In January 1999, we acquired the Internet Web address www.mortgage.com and changed our corporate name to Mortgage.com, Inc. We believe this name change more accurately reflects our business of re-engineering the mortgage process through technology such as the Internet.

     In October 1999, we acquired Capital Savings Co., Inc., PlanMax, Inc. and the assets of ACM/USA, Inc. and CSC Marketing Services, LLC from CSC Holdings, LLC for 162,500 shares of our common stock and $250,000 in cash. Capital Savings Co., Inc. and CSC Marketing Services, LLC operated a traditional mortgage brokerage company in North Carolina. We have substantially eliminated this operation as of March 2000. PlanMax, Inc. has the relationships that have formed the foundation of our Trusted Financial Advisor vertical marketing strategy. ACM/USA brought us three marketing relationships that focus on marketing our services to real estate and other companies in Ohio, Illinois, Indiana, Tennessee, Georgia and North Carolina. CSC Holdings brought us a relationship with BuildNet Financial, with whom we have signed a marketing agreement where BuildNet will market our services to homebuilders nationwide.

     We provide origination, processing, underwriting, closing, funding and post-closing mortgage services, and the technology to support these services, to other mortgage industry participants through our business-to-business channels. We enable these business clients to efficiently conduct the mortgage process by providing them with:

   /bullet/ private label mortgage services, where we provide mortgage services that our clients can market under their own brand names;

   /bullet/ co-branded mortgage services, where we provide mortgage services that we and our clients jointly market under both of our brand names;

   /bullet/ back office services, where we provide the behind-the-scenes administrative and operational portions of the mortgage process for our clients and licenses of our proprietary technology, including CLOser and its Internet interface.

     We provide similar services for mortgages originated directly with borrowers through our direct-to-consumer channels. We originate mortgages directly with borrowers through www.mortgage.com and several other Web sites and through our loan counselors stationed at the point-of-sale of homes. In February 2000, we announced plans to convert our loan officer point of sale originations to the installation of various web-based solutions in the offices of our Realtor and homebuilder clients. We are also redesignating our loan officers as account executives who will be responsible for marketing our point of sale Internet solutions to real estate and other companies.

     We also developed www.openclose.com, a web site where participating mortgage lenders, brokers and loan correspondents pay for the opportunity to exchange lender product and pricing information, automated underwriting data, mortgage insurance certificates and borrower application information in an online environment. The www.openclose.com web site became available for commercial use in August 1999 and over 900 brokers and 38 lenders had agreed to participate in the program as of March 1, 2000.

     On January 27, 2000, we contributed assets associated with the www.openclose.com business to a newly formed subsidiary, Openclose.com, Inc., in exchange for $24 million in cash and common stock representing 51% of the subsidiary's outstanding securities. The remainder of the outstanding securities of Openclose.com were purchased by accredited investors that contributed $30 million in cash to Openclose.com in exchange for convertible preferred stock. Among the assets contributed were co-ownership of the www.openclose.com Internet Web site, the programming and computer code used exclusively in connection with the site, trade rights associated with this programming and code and ownership of certain customer contracts pertaining to www.openclose.com. The assets contributed had been carried on our balance sheet at a nominal amount.

     Loans that we originate directly from borrowers or through one of our business clients generate loan origination fees. Loans that we fund, including loans originated by our business partners and clients, generate gains or losses when we sell the loans to independent mortgage investors in the secondary market. When we sell a loan in the secondary market, we achieve a net gain, or suffer a net loss, equal to the difference between the amount we funded or paid for the loan and the price at which the loan is sold to the secondary market investor. Typically, we obtain commitments from investors to buy loans on a loan-by-loan basis at the same time we lock an interest rate for the borrower. We have sold and intend to continue to sell all loans, together with the associated servicing rights, in the secondary market. Origination fees, or "points," and secondary marketing gains or losses are recorded as "Secondary marketing revenue, net" in our financial statements.

     Other services, including underwriting and processing, and obtaining appraisals and credit reports generate fees payable by the borrower at closing. These fees are offset against amounts paid to third parties for the provision of these services and, along with underwriting and closing fees, are reflected in "Loan production and processing fees, net" in our financial statements.

     Fees for the use of our technology and related support services, including technology licensing and maintenance fees and fees earned from creating and maintaining private label Web sites, are reflected in "Management, technology and other fees" in our financial statements.

     The cost of funds under our financing arrangements is based on short-term interest rates, while the rates we charge borrowers on mortgage loans are based generally on intermediate-term interest rates. We generate net interest income on mortgage loans if the intermediate-term interest rate paid by the borrower on the mortgage loan exceeds the short-term interest rate we are charged under our financing arrangements. Conversely, we suffer net interest losses if the short-term interest rate under our financing arrangements exceeds the intermediate-term interest rate paid by the borrower on the mortgage loan. We try to minimize the length of time between closing of the loan and delivery of the loan to secondary market investors, which is especially important when intermediate-term rates have declined to the levels of short-term rates. The interest we earn on the loans we fund is recorded as "Interest income", and the interest we pay under our financing arrangements, along with other interest incurred on debt obligations, is recorded as "Interest expense" in our financial statements.

     We have experienced substantial losses since our inception and, as of December 31, 1999, have an accumulated deficit of $65.3 million. These net losses and the accumulated deficit resulted from investments in our technology infrastructure and personnel in anticipation of growth in loan volumes from both our direct-to-consumer and business to business channels and from a $10 million advertising campaign in 1999 to increase the awareness of the Mortgage.com brand name. We do not expect to be profitable until at least the latter half of 2002. Our plan to achieve profitability includes:

   /bullet/ a reduction in our costs per loan through economies of scale we achieve from higher loan volumes;

   /bullet/ developing the recognized standard technology platform for originating, underwriting, processing, closing and selling mortgages over the Internet;

   /bullet/ increased automation of the loan process, which will reduce our cost to produce each loan; and

   /bullet/ improved terms of sale on loans we sell in the secondary market.

     We will be able to realize improved terms on sales in the secondary market because our negotiating leverage increases as our loan volumes increase. We also are working to improve our risk management and are considering hedging strategies to help manage the risk.

     We have completed our brand advertising campaign and plan to use our marketing and technology infrastructure to enhance loan production volumes through partnerships and business alliances with business partners. We expect to raise additional funds in the private and public capital markets and intend to invest available funds heavily in developing these new partnerships and strategic alliances, our operating infrastructure and supporting www.openclose.com. Our operations have historically been centered in Florida and California. This is partially due to the state of our incorporation and the states where we have acquired businesses, and partially because Florida and California represent two of the largest real estate markets in the United States. We intend to use the Internet to expand our geographic scope to every potential mortgage borrower in the United States.

     Our limited operating history makes it difficult to forecast future operating results. Although our revenue has grown significantly in recent years, we cannot assure you that we will be able to sustain revenue growth or achieve and maintain profitability. Even if we were to achieve profitability, we expect material fluctuations in quarterly revenue and earnings to result from a number of factors, including:

   /bullet/ changes in interest rates;

   /bullet/ loss of strategic relationships;

   /bullet/ changes in competitive pressures on pricing or quality of service;

   /bullet/ seasonal variations in demand for mortgages;

   /bullet/ general economic conditions;

   /bullet/ system failures or Internet down time;

   /bullet/ changes in state or federal government regulations and their interpretations, especially with respect to the mortgage and Internet industries;

   /bullet/ our ability to enhance our information technology to keep pace with changes in the industry; and

   /bullet/ changes in attitudes of consumers doing business over the Internet.

     As a result, we do not believe that our historical results are necessarily indicative of results to be expected in any future period.

RESULTS OF OPERATION

     The following table sets forth the percentage of total revenue of certain line items included in our statement of operations for the periods indicated:

                                                               Year ended December 31,
                                                      ------------------------------------------
                                                          1999           1998           1997
                                                      ------------   ------------   ------------
REVENUE:
 Secondary marketing revenue, net .................        58.1%          66.8%          59.4%
 Loan production and processing fees, net .........        17.4           12.5           12.0
 Management, technology and other fees ............         7.1            4.4           10.4
 Interest income ..................................        17.4           16.3           18.2
                                                          -----          -----          -----
Total revenue .....................................       100.0          100.0          100.0
                                                          -----          -----          -----
EXPENSE:
 Compensation and employee benefits ...............        87.5           60.9           67.0
 Marketing and advertising ........................        26.9            3.1            1.2
 Research and development .........................         3.4            6.7            5.5
 Depreciation and amortization ....................         8.7            4.4            2.5
 General and administrative .......................        30.9           22.5           26.3
 Interest expense .................................        18.5           16.6           15.6
                                                          -----          -----          -----
Total expenses ....................................       175.9          114.2          118.1
                                                          -----          -----          -----
Loss before extraordinary item ....................       (75.9)         (14.2)         (18.1)
                                                          -----          -----          -----
Extraordinary item ................................       ( 0.7)            --             --
                                                          -----          -----          -----
Net loss ..........................................       (76.6)%        (14.2)%        (18.1)%
                                                          =====          =====          =====

YEARS ENDED DECEMBER 31, 1999 AND 1998

 REVENUE

     Total revenue increased 43% to $61.3 million in 1999 from $42.8 million in 1998. This growth resulted primarily from loan volume generated by our Web sites, from strategic alliances with online partners and Realtors and a full year's operational effect of our acquisition of AFI in April 1998. Interest rates were generally low in 1998, but Federal Reserve policies increased interest rates in the second half of 1999, weakening the volume of originations of refinanced loans during that period.

     SECONDARY MARKETING REVENUE, NET. Gains and other revenue from the origination and secondary marketing of mortgage loans increased 24% to $35.6 million in 1999 from $28.6 million in 1998. This increase resulted primarily from the increase in the total dollar amount of loans we originated, funded and sold. The total dollar amount of closed loans that we originated increased to $3.0 billion in 1999 as compared to $2.0 billion in 1998. From these originations, we funded and sold in the secondary market $2.3 billion in loans in 1999 and $1.5 billion in 1998. Other mortgage lenders funded loans that we originated but did not fund. The increase in loan volumes and related revenue resulted primarily from our introduction of additional Internet origination channels and an increase in Realtor affiliations.

     LOAN PRODUCTION AND PROCESSING FEES, NET. Total loan production and processing fees, less amounts paid to third parties for processing services, increased 100% to $10.6 million in 1999 from $5.3 million in 1998. This increase in production and processing fees resulted from an overall increase in loan volume and from new strategic alliances that produced fees from processing loans for third parties and other mortgage lenders. Approximately 20% of these fees came from Intuit Lender Services during 1999. Fees from this source will decline with the termination of the Intuit Lender Services contracts.

     On October 7, 1999, we terminated our agreement with Intuit Lender Services, Inc. for the provision of prime loan mortgage services to the quickenmortgage.com web site. Terminating this agreement relieved us of exclusivity restrictions. We processed 3,008 loans under the agreement in 1999, and we anticipate that the reduced loan volume from this termination will be replaced by new co-branded Internet relationships entered into with economic terms more favorable to us.

     In addition, on November 9, 1999, Intuit Lender Services terminated a second agreement relating to sub-prime mortgage services. This termination also relieved us of exclusivity restrictions. We processed 57 loans from this agreement in 1999, and accordingly, do not anticipate that the termination of this agreement will have a material adverse effect on the Company's sub-prime loan business.

     MANAGEMENT, TECHNOLOGY AND OTHER FEES. Total revenue from management, technology and other fees increased 126% to $4.3 million in 1999 from $1.9 million in 1998. The 1999 amount includes recognition of $1.0 million in previously deferred revenue from the sale of software that we no longer use in our business. The remaining increase was primarily attributable to fees earned from business affiliations for management services and technology.

     INTEREST INCOME. Interest income increased 53% to $10.7 million in 1999 from $7.0 million in 1998 and was earned from the volume of loans originated during the period between their funding and sale. In addition, interest rates were higher in 1999 than in 1998.

EXPENSES

     COMPENSATION AND EMPLOYEE BENEFITS. Compensation and employee benefits consist primarily of management and employee salaries, bonuses, commissions and related costs as well as the cost of personnel from temporary agencies. Total compensation and benefit costs increased 105% to $53.6 million in 1999, or 87.5% of revenue, from $26.1 million in 1998, or 60.9% of revenue. The increase in total compensation and benefit costs resulted primarily from an increase in the number of employees from 486 to 776 at December 31, 1998 and 1999, respectively, to support our new Internet origination volumes and related technical support services. The increase was also a result of increased commissions paid to loan originators commensurate with increased loan volumes. Total compensation and benefit costs increased as a percentage of revenue due to training periods involved in expanding our call center capacity to meet Internet loan demand. We expect that compensation and employee benefits will not increase significantly in the near future as we have reorganized our operations to combine staff handling our separate business channels into one function. We expect to obtain cost efficiencies from directing our operations more toward full utilization of Internet strengths.

     Included in "Compensation and employee benefits" is the amortization of unearned compensation, which resulted when stock options we granted during 1998 and the first and second quarters of 1999 were subsequently deemed to have exercise prices less than the estimated fair market value of our common stock at the time of grant. As of December 31, 1999, we have recorded approximately $16.6 million in deferred compensation, and we amortized approximately $7.7 million and $29,000 of that amount to expense in 1999 and 1998, respectively. During the third quarter of 1999, the vesting of certain options was accelerated and approximately $5.4 million of deferred compensation relating to these options was recognized in expense. The remaining balance will be amortized on a straight-line basis over the remaining vesting periods of the underlying options. Stock-based compensation is a non-cash expense.

     MARKETING AND ADVERTISING. Marketing and advertising expenses consist primarily of the cost of a national advertising campaign to brand the Mortgage.com name with the public and payments for leads generated through internet marketing and distribution agreements or co-branding arrangements, as well as the cost of direct advertising and trade-show participation. Marketing and advertising expenses also include fees paid to other web sites and business partners for lead generation. Marketing expenses increased 1,169% to $16.5 million in 1999, or 26.9% of revenue, from $1.3 million in 1998, or 3.1% of revenue. These increases were directly related to the branding campaign, new online distribution agreements and online advertising designed to increase the exposure of our Web site. Since the branding campaign is complete, we believe that marketing expenses will decrease, both in absolute dollars and as a percentage of revenue. We expect that the costs of expanding strategic partnerships with other Web sites to drive more traffic to our Web site will be less than the media costs of brand advertising.

     RESEARCH AND DEVELOPMENT. Research and development costs consist primarily of compensation and benefit costs of development personnel, materials, computer equipment and supplies consumed in software development and related facility costs. Research and development expenses decreased 28% to $2.1 million in 1999, or 3.4% of revenue, from $2.9 million in 1998, or 6.7% of revenue. The decrease was primarily due to the redeployment of product development personnel to the capitalized development of the integration of CLOser with newly acquired Internet technology and third-party software. We believe additional investment in research and development is essential to our success and we expect these expenses will increase in future periods.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization consists of depreciation of capital equipment, amortization of goodwill related to acquisitions, amortization of intangible assets and amortization of capitalized software development costs. Depreciation and amortization expenses increased 179% to $5.3 million in 1999, or 8.7% of revenue, from $1.9 million in 1998, or 4.4% of revenue. These increases were a result of increased expenditures for an expansion of our Internet infrastructure and acquisition of capital equipment to support call center operations, additions to goodwill from the AFI acquisition and payments relating to the Online Capital and Mortgage.com name acquisitions. During 1999, $613,000 was amortized on intangible assets. These expenses have increased in absolute dollars as a result of our exercise of an option to repurchase our CLOser software system from a third party in May 1999 for $3.5 million, an additional $1.5 million in the cost of the domain name and planned expenditures to maintain state-of-the-art technology in support of our Internet operations.

     GENERAL AND ADMINISTRATIVE. General and administrative costs include telephone and communication costs, rent and other occupancy costs, equipment leases, certain loan transfer fees and consulting and professional expenses. General and administrative expenses increased 97% to $18.9 million in 1999, or 30.9% of revenue, from $9.6 million in 1998, or 22.5% of revenue. The increase in general and administrative expenses resulted from additional rent, communication costs and other expenses related to call center operations and the addition of administrative personnel in anticipation of becoming a public company. We expect general and administrative expenses to increase at a slower rate as we continue to grow. We expect to benefit from efficiencies in our plans to streamline processing operations to make better use of the Internet.

     INTEREST EXPENSE. Interest expense, which includes interest on subordinated debt and on capital lease obligations, increased 59% to $11.3 million 1999, compared to $7.1 million 1998. These increases were a result of the $40.5 million in subordinated debt issued in the first half of 1999, which was paid off from public offering proceeds in August 1999, and of higher interest rates incurred on warehouse loans in the second half of 1999.

YEARS ENDED DECEMBER 31, 1998 AND 1997

 REVENUE

     Total revenue increased 119% to $42.8 million in 1998 from $19.5 million in 1997. This growth resulted primarily from our acquisition of AFI in April 1998 and the loan volume generated by our Web sites, a full year of operations of OnLine Capital acquired in the summer of 1997, strategic alliances with online partners that generated loan volume for us and an increase in refinancing activities resulting from relatively low interest rates.

     SECONDARY MARKETING REVENUE, NET. Gains and other revenue from the origination and secondary marketing of mortgage loans increased 147% to $28.6 million in 1998 from $11.6 million in 1997. This increase resulted primarily from the increase in the total dollar amount of loans we originated, funded and sold. The total dollar amount of closed loans that we originated increased from $2.0 billion in 1998 from $808.7 million in 1997. We funded and sold in the secondary market $1.5 billion in loans in 1998 and $562.0 million in 1997. The increase in loan volumes and related revenue resulted primarily from the introduction of additional Internet origination channels in April 1998 and a full year of operations of OnLine Capital. The increase was also attributable to increased refinancing activity resulting from relatively low interest rates.

     LOAN PRODUCTION AND PROCESSING FEES, NET. Loan production and processing fees, less amounts paid to third parties for certain processing services, increased 130% to $5.3 million in 1998 from $2.3 million in 1997. This increase in production and processing fees resulted from an overall increase in loan volume.

     MANAGEMENT, TECHNOLOGY AND OTHER FEES. Revenue from management, technology and other fees decreased 5% to $1.9 million in 1998 from $2.0 million in 1997. This decrease was primarily attributable to the refocusing of our resources in 1998 on internal development of expanded Internet capabilities.

     INTEREST INCOME. Interest income increased 94% to $7.0 million in 1998 from $3.6 million in 1997. An overall increase in loan volume increased the interest earned during 1998.

EXPENSES

     COMPENSATION AND EMPLOYEE BENEFITS. Compensation and benefit costs increased 99% to $26.1 million in 1998, or 60.9% of revenue, from $13.1 million in 1997, or 67.0% of revenue. The dollar increase in total compensation and benefit costs resulted primarily from an increase in number of employees from 148 at

December 31, 1997 to 486 at December 31, 1998 to support our new Internet origination volumes and related technical support services. The increase was also a result of increased commissions paid to loan originators commensurate with increased loan volumes. Total compensation and benefit costs decreased as a percentage of revenue.

     MARKETING AND ADVERTISING. Marketing expenses increased 446% to $1.3 million in 1998, or 3.1% of revenue, from $238,000 in 1997, or 1.2% of revenue. These increases were directly related to new online distribution agreements and online advertising designed to increase the exposure of our Web site.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 164% to $2.9 million in 1998, or 6.7% of revenue, from $1.1 million in 1997, or 5.5% of revenue. These increases were primarily due to the addition of product development personnel to integrate CLOser with newly-acquired Internet technology and third-party software and Internet platforms.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 296% to $1.9 million in 1998, or 4.4% of revenue, from $480,000 in 1997, or 2.5% of revenue. These increases were a result of increased expenditures for an expansion of our Internet infrastructure and acquisition of capital equipment to support call center operations, and a shortening of the period that we amortize capitalized software development costs from five years to three years. We capitalized an additional $832,000 in software development costs in 1998 and $518,000 in 1997.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 88% to $9.6 million in 1998, or 22.5% of revenue, from $5.1 million in 1997, or 26.3% of revenue. The increase in general and administrative expenses resulted from additional rent, communication costs and other expenses related to call center operations and the addition of administrative support personnel. These expenses declined as a percentage of revenue due to increased mortgage loan originations.

     INTEREST EXPENSE. Interest expense increased 129% to $7.1 million in 1998 from $3.1 million in 1997. An overall increase in loan volume increased the interest charge by our warehouse lenders during 1998.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited quarterly consolidated statement of operations data for each of the eight quarters during the years ended December 31, 1999 and 1998. This information has been prepared substantially on the same basis as the audited consolidated financial statements and all necessary adjustments consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly results. The quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to those statements. As a result of our limited operating history and numerous factors outside management's control, some of which are listed above, we may experience material fluctuations in revenue and earnings in future quarters. Accordingly, the operating results of any quarter may not be indicative of the results that may be expected for any future period.

                                                                  Quarter Ended
                                                    -----------------------------------------
                                                       DEC. 31,      SEPT. 30,     JUNE 30,
                                                         1999           1999         1999
                                                    -------------- ------------- ------------
STATEMENTS OF OPERATIONS DATA:                                   (In thousands)
Revenue:
 Secondary marketing revenue, net .................    $  8,448      $  8,622      $ 9,946
 Loan production and processing fees, net .........       2,486         2,442        3,103
 Management, technology and other fees ............         710           663          967
 Interest income ..................................       2,276         2,847        2,882
                                                       --------      --------      -------
  Total revenue ...................................      13,920        14,574       16,898
                                                       --------      --------      -------
Expenses:
 Compensation and employee benefits ...............      12,832        18,385       12,713
 Marketing and advertising ........................       3,322         8,623        3,043
 Research and development .........................         351           389          593
 Depreciation and amortization ....................       1,797         1,667        1,154
 General and administrative .......................       5,599         5,146        4,415
 Interest expense .................................       2,188         2,935        3,537
                                                       --------      --------      -------
  Total expenses ..................................      26,089        37,145       25,455
                                                       --------      --------      -------
Loss before minority interest and
 extraordinary item ...............................     (12,169)      (22,571)      (8,557)
 Minority interest ................................          (4)           --           --
                                                       ---------     --------      -------
Loss before extraordinary item ....................     (12,173)      (22,571)      (8,557)
 Extraordinary item ...............................          --          (436)          --
                                                       --------      --------      -------
Net loss ..........................................    $(12,173)     $(23,007)     $(8,557)
                                                       ========      ========      =======
AS A PERCENTAGE OF TOTAL REVENUE:
Revenue:
 Secondary marketing revenue, net .................        60.7%         59.2%        58.9%
 Loan production and processing fees, net .........        17.9          16.8         18.4
 Management, technology fees and other ............         5.1           4.5          5.7
 Interest income ..................................        16.3          19.5         17.0
                                                       --------      --------      -------
  Total revenue ...................................       100.0         100.0        100.0
                                                       --------      --------      -------
Expenses:
 Compensation and employee benefits ...............        92.2         126.1         75.2
 Marketing and advertising ........................        23.9          59.2         18.0
 Research and development .........................         2.5           2.7          3.5
 Depreciation and amortization ....................        12.9          11.4          6.8
 General and administrative .......................        40.2          35.4         26.2
 Interest expense .................................        15.7          20.1         20.9
                                                       --------      --------      -------
  Total expenses ..................................       187.4         254.9        150.6
                                                       --------      --------      -------
Loss before minority interest and
 extraordinary item ...............................       (87.4)       (154.9)       (50.6)
 Minority interest ................................         0.0            --           --
                                                       --------      --------      -------
Loss before extraordinary item ....................       (87.4)       (154.9)       (50.6)
 Extraordinary item ...............................          --        (  3.0)          --
                                                       --------      --------      -------
Net loss ..........................................       (87.4)%      (157.9)%      (50.6)%
                                                       ========      ========      =======

                                                                              Quarter Ended
                                                    -----------------------------------------------------------------
                                                      MAR. 31,     Dec. 31,     Sept. 30,     June 30,     Mar. 31,
                                                        1999         1998          1998         1998         1998
                                                    ------------ ------------ ------------- ------------ ------------
STATEMENTS OF OPERATIONS DATA:                                               (In thousands)
Revenue:
 Secondary marketing revenue, net .................   $ 8,600      $ 8,938       $ 7,632      $  6,621     $  5,407
 Loan production and processing fees, net .........     2,598        1,809         1,329         1,278          922
 Management, technology and other fees ............     1,991          134           539           649          546
 Interest income ..................................     2,677        2,210         2,258         1,461        1,069
                                                      -------      -------       -------      --------     --------
  Total revenue ...................................    15,866       13,091        11,758        10,009        7,944
                                                      -------      -------       -------      --------     --------
Expenses:
 Compensation and employee benefits ...............     9,645        8,602         6,653         5,892        4,928
 Marketing and advertising ........................     1,536          539           454           257           85
 Research and development .........................       777        1,155           722           578          433
 Depreciation and amortization ....................       698        1,114           338           268          153
 General and administrative .......................     3,759        2,994         2,721         2,293        1,590
 Interest expense .................................     2,650        2,353         2,149         1,484        1,125
                                                      -------      -------       -------      --------     --------
  Total expenses ..................................    19,065       16,757        13,037        10,772        8,314
                                                      -------      -------       -------      --------     --------
Loss before minority interest and
 extraordinary item ...............................    (3,199)      (3,666)       (1,279)         (763)        (370)
 Minority interest ................................        --           --            --            --           --
                                                      -------      -------       -------      --------     --------
Loss before extraordinary item ....................    (3,199)      (3,666)       (1,279)         (763)        (370)
 Extraordinary item ...............................        --           --            --            --           --
                                                      -------      -------       -------      --------     --------
Net loss ..........................................   $(3,199)     $(3,666)      $(1,279)     $   (763)    $   (370)
                                                      =======      =======       =======      ========     ========
AS A PERCENTAGE OF TOTAL REVENUE:
Revenue:
 Secondary marketing revenue, net .................      54.2%        68.3%         64.9%         66.2%        68.1%
 Loan production and processing fees, net .........      16.4         13.8          11.3          12.8         11.6
 Management, technology fees and other ............      12.5          1.0           4.6           6.4          6.9
 Interest income ..................................      16.9         16.9          19.2          14.6         13.4
                                                      -------      -------       -------      --------     --------
  Total revenue ...................................     100.0        100.0         100.0         100.0        100.0
                                                      -------      -------       -------      --------     --------
Expenses:
 Compensation and employee benefits ...............      60.8         65.7          56.6          58.9         62.0
 Marketing and advertising ........................       9.7          4.1           3.9           2.6          1.1
 Research and development .........................       4.9          8.8           6.1           5.8          5.5
 Depreciation and amortization ....................       4.4          8.5           2.9           2.7          1.9
 General and administrative .......................      23.7         22.9          23.1          22.8         20.0
 Interest expense .................................      16.7         18.0          18.3          14.8         14.2
                                                      -------      -------       -------      --------     --------
  Total expenses ..................................     120.2        128.0         110.9         107.6        104.7
                                                      -------      -------       -------      --------     --------
Loss before minority interest and
 extraordinary item ...............................     (20.2)       (28.0)        (10.9)        ( 7.6)       ( 4.7)
 Minority interest ................................        --           --            --            --           --
                                                      -------      -------       -------      --------     --------
Loss before extraordinary item ....................     (20.2)       (28.0)        (10.9)        ( 7.6)       ( 4.7)
 Extraordinary item ...............................        --           --            --            --           --
                                                      -------      -------       -------      --------     --------
Net loss ..........................................     (20.2)%      (28.0)%       (10.9)%       ( 7.6)%      ( 4.7)%
                                                      =======      =======       =======      ========     ========

     Our quarterly growth in revenue resulted from a growth in loan volumes until the third quarter of 1999, when increasing interest rates resulted in slower growth. We also have experienced normal seasonality in the mortgage industry by having stronger demand in the summer than in the winter.

     Our compensation costs reflect a general upward trend as a percentage of revenue due to the increase in personnel to support our new Internet origination volumes and related technical and administrative support services as well as increased commissions paid to loan originators commensurate with increased loan volumes. The $5.4 million of vested unearned compensation expense caused an unusual increase in compensation during the third quarter of 1999. The marketing and advertising branding expense affected the 1999 periods and is not expected to continue in 2000. Our general and administrative expenses have increased as a percentage of revenue due to our expansion to provide for operational growth. The expansion required additions to leased space and equipment and communication costs to handle support services from our call center. We also used consultants to assist in the technology expansion and in evaluation to determine that we had no exposure to potential Year 2000 technology problems.

LIQUIDITY AND CAPITAL RESOURCES

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

     Since inception and prior to the public offering, we have funded operations primarily through net cash proceeds from private placements of preferred stock totaling $26.5 million through December 31, 1998. In February and April 1999, we received gross proceeds from the issuance of subordinated notes totaling $13.0 million. In May 1999, we received an additional $27.5 million from the issuance of a convertible subordinated note. The subordinated notes and the convertible subordinated notes were repaid upon completion of the initial public offering. We also received $15.0 million from the sale of shares of preferred stock in May. All preferred stock converted into common stock at the date of the public offering in August.

     As of December 31, 1999, we had cash and cash equivalents of $7.5 million and an additional $2.5 million in cash available through our warehouse lines of credit which may be used for general corporate purposes. Excess cash has been temporarily deposited against the warehouse balances to enhance our return on cash. In January 2000, we raised an additional $24.0 million in cash by contributing the assets of www.openclose.com to a newly formed subsidiary, Openclose.com, Inc. Openclose.com raised $30.0 million in cash from the sale of preferred stock representing 49% of the outstanding voting stock of Openclose.com $24 million of which was paid to us in connection with our contribution of the Openclose.com assets. Subject to market conditions, we intend to raise additional cash to fund our continuing expansion either through a private placement of stock or through a secondary public offering.

     One of our most significant needs for operating capital is to fund mortgage loans between closing and eventual delivery to secondary market investors. We have funded these loans through loan purchase agreements, warehouse lines of credit and collateralized loan purchase agreements with banks and other financial institutions. We currently have a single syndicated line of credit for $110 million and loan purchase agreements with Greenwich Capital and Superior Bank of $50 million and $10 million, respectively. These financing arrangements generally provide between 97% and 99% of the principal amounts needed to fund mortgage loans and are collateralized by the underlying mortgages. The average time between funding closed mortgages and the receipt of loan sale proceeds from investors approximately 22 days during 1999.

     Net cash provided by operating activities for the year ended December 31, 1999 totaled $48.6 million. This cash was generated primarily from a reduction in mortgage loans available for sale, offset by operating losses.

     Net cash used in investing activities for the year ended December 31, 1999 totaled $16.6 million, $9.6 million of which was used for the purchase of computers, workstations, servers and other equipment to support our growth in technology support services and call center operations and costs related to software development. Included in these purchases was the $3.5 million repurchase of our CLOser software system from an unrelated party. The purchase of the mortgage.com domain name cost us $2.4 million.

     Net cash used in financing activities for the year ended December 31, 1999 totaled $28.0 million, as $69.0 million in proceeds from the issuance of common and preferred stock was used to reduce warehouse and other notes payable, to redeem warrants and for general corporate purposes.

     As of December 31, 1999, we had net operating loss carryforwards of approximately $57.7 million available to reduce future taxable income expiring on various dates from 2008 to 2019.

     Since inception, we have significantly increased our operating costs and we anticipate that we will continue to experience significant increases in our operating costs for the foreseeable future. In addition, we may use cash resources, including cash generated by the sale of www.openclose.com, to fund acquisitions or investments in joint ventures, businesses, technologies and products or services complementary to our business. Increased loan volume also requires additional cash to fund the loans. We intend to raise capital to fund these requirements either through a private placement of stock or through a secondary public offering. However, we cannot be sure that we will be able to raise sufficient funds in the capital markets to adequately support our strategic plans. Moreover, the issuance of additional equity or convertible debt securities could result in dilution to our existing stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB SFAS No. 133. SFAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The impact of this Statement is not anticipated to have a material impact on the Company's consolidated statements of operations, balance sheets or cash flows upon the adoption of this standard.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.      FINANCIAL STATEMENTS

         Financial statements from the Registrant's 1999 Annual Report to Shareholders are listed at Part IV, Item 14(a), "Consolidated Financial Statements and Schedules" and are included in this report immediately following
Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS

         Information concerning our directors and delinquent filers is incorporated by reference pursuant to Instruction G of Form 10-K from the Registrant's definitive proxy statement for the 2000 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2000.

         Information concerning our executive officers is contained under the caption "Executive Officers of the Registrant" in Item 1 of Part I of this Form 10-K, pursuant to Instruction G of Form 10-K and Item 401(b) of Regulation S-K.

ITEM 11.          EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from the Registrant's definitive proxy statement for the 2000 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2000.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from the Registrant's definitive proxy statement for the 2000 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2000.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from the Registrant's definitive proxy statement for the 2000 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2000.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a)          CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

         /bullet/ Report of KPMG LLP

         /bullet/ Consolidated Balance Sheets as of December 31, 1999 and 1998

         /bullet/ Consolidated Statements of Operations for the years ended
                  December 31, 1999, 1998 and 1997

         /bullet/ Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

         /bullet/ Consolidated Statements of Cash Flows for the years ended
                  December 31, 1999, 1998 and 1997

         /bullet/ Notes to Consolidated Financial Statements

                      MORTGAGE.COM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,
                                                                            -------------------------
                                                                                1999          1998
                                                                            -----------   -----------
                                                                              (In thousands, except
                                                                                    share data)
ASSETS

Cash and cash equivalents ...............................................    $   7,537     $   3,412
Mortgage loans available for sale, net ..................................       93,120       176,373
Property and equipment, net .............................................       16,408         5,266
Capitalized software development costs, net .............................        2,817           978
Goodwill and other intangible assets, net ...............................        9,780         4,688
Other assets ............................................................        8,413         2,721
                                                                             ---------     ---------
Total assets ............................................................    $ 138,075     $ 193,438
                                                                             =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Warehouse and other notes payable .......................................    $  88,399     $ 172,166
Accounts payable, accrued expenses and other liabilities ................       13,691         5,558
Capital lease obligations ...............................................        2,409         1,566
Deferred revenue ........................................................           --         1,012
                                                                             ---------     ---------
   Total liabilities ....................................................      104,499       180,302
                                                                             ---------     ---------
Minority interest .......................................................          249            --

Shareholders' equity:
 Preferred stock, $.01 par value. Authorized 15,000,000 shares,
   issued and outstanding 3,199,073 shares at December 31, 1998 .........           --            32
 Common stock, $.01 par value. Authorized 210,000,000 shares, issued and outstanding 43,221,964 and 9,398,270 shares at
   December 31, 1999 and 1998, respectively .............................          432            94
 Additional paid-in capital .............................................      107,011        31,531
 Unearned compensation ..................................................       (8,860)         (631)
 Accumulated deficit ....................................................      (65,256)      (17,890)
                                                                             ---------     ---------
   Total shareholders' equity ...........................................       33,327        13,136
                                                                             ---------     ---------
Total liabilities and shareholders' equity ..............................    $ 138,075     $ 193,438
                                                                             =========     =========

          See accompanying notes to consolidated financial statements.

                      MORTGAGE.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Years ended December 31,
                                                                 ------------------------------------------
                                                                     1999           1998           1997
                                                                 ------------   ------------   ------------
                                                                   (In thousands, except per share data)
Revenues:
 Secondary marketing revenue, net ............................    $  35,616       $ 28,598       $ 11,595
 Loan production and processing fees, net ....................       10,629          5,338          2,347
 Management, technology and other fees .......................        4,331          1,868          2,032
 Interest income .............................................       10,682          6,998          3,550
                                                                  ---------       --------       --------
   Total revenues ............................................       61,258         42,802         19,524
                                                                  ---------       --------       --------
Expenses:
 Compensation and employee benefits ..........................       53,575         26,075         13,083
 Marketing and advertising ...................................       16,524          1,335            238
 Research and development ....................................        2,110          2,888          1,079
 Depreciation and amortization ...............................        5,316          1,873            480
 General and administrative ..................................       18,919          9,598          5,126
 Interest expense ............................................       11,310          7,111          3,050
                                                                  ---------       --------       --------
   Total expenses ............................................      107,754         48,880         23,056
                                                                  ---------       --------       --------
Loss before minority interest and extraordinary item .........      (46,496)        (6,078)        (3,532)

Minority interest ............................................           (4)            --             --
                                                                  ----------      --------       --------
Loss before extraordinary item ...............................      (46,500)        (6,078)        (3,532)

Extraordinary item--loss on extinguishment of debt ...........         (436)            --             --
                                                                  ---------       --------       --------
Net loss .....................................................    $ (46,936)      $ (6,078)      $ (3,532)
                                                                  =========       ========       ========
Net loss per share--basic and diluted:
 Loss before extraordinary item ..............................    $   (2.17)      $  (1.02)      $  (0.55)
 Extraordinary item ..........................................        (0.02)            --             --
                                                                  ---------       --------       --------
Net loss .....................................................    $   (2.19)      $  (1.02)      $  (0.55)
                                                                  =========       ========       ========

          See accompanying notes to consolidated financial statements.

                      MORTGAGE.COM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                     Years ended December 31, 1999, 1998 and 1997
                                                   ------------------------------------------------
                                                       Preferred Stock           Common Stock
                                                   ------------------------ -----------------------
                                                        Shares      Amount      Shares      Amount
                                                   --------------- -------- -------------- --------
                                                          (In thousands, except share data)
Balance at December 31, 1996 .....................     1,452,507    $   14     7,923,594     $ 79
 Issuance of preferred stock .....................       266,668         3            --       --
 Issuance of common stock warrants ...............            --        --            --       --
 Issuance of common stock in acquisitions ........            --        --       501,676        5
 Conversion of subordinated debentures ...........       206,000         2            --       --
 Retirement of treasury stock ....................            --        --      (735,000)      (7)
 Net loss ........................................            --        --            --       --
                                                       ---------    ------     ---------     ----
Balance at December 31, 1997 .....................     1,925,175        19     7,690,270       77
 Issuance of preferred stock, net of expenses
  of $343,000.....................................     1,080,427        11            --       --
 Issuance of common stock warrants ...............            --        --            --       --
 Issuance of common stock in acquisitions ........            --        --     1,400,000       14
 Issuance of common stock for services ...........            --        --       308,000        3
 Conversion of subordinated debentures ...........       193,471         2            --       --
 Stock option plan compensation ..................            --        --            --       --
 Amortization of unearned compensation ...........            --        --            --       --
 Dividends paid ..................................            --        --            --       --
 Net loss ........................................            --        --            --       --
                                                       ---------    ------     ---------     ----
Balance at December 31, 1998 .....................     3,199,073        32     9,398,270       94
 Issuance of preferred stock, net of expenses
  of $495,050.....................................       250,001         2            --       --
 Issuance of common stock in an initial public
  offering, net of expenses of $5,743,649.........            --        --     7,441,875       74
 Issuance of common stock for acquisition of
  mortgage.com Internet domain name ..............            --        --       140,000        1
 Issuance of common stock in acquisition .........            --        --       162,500        2
 Issuance of common stock warrants ...............            --        --            --       --
 Conversion subordinated debentures ..............            --        --        46,669        1
 Conversion of preferred stock ...................    (3,449,074)      (34)   24,515,961      245
 Exercise of stock options .......................            --        --     1,306,689       13
 Repurchase of common stock warrants .............            --        --            --       --
 Exercise of common stock warrants ...............            --        --       210,000        2
 Stock option plan compensation ..................            --        --            --       --
 Amortization of unearned compensation ...........            --        --            --       --
 Dividends paid ..................................            --        --            --       --
 Net loss ........................................            --        --            --       --
                                                      ----------    ------    ----------     ----
BALANCE AT DECEMBER 31, 1999 .....................            --    $   --    43,221,964     $432
                                                      ==========    ======    ==========     ====

                                                            Years ended December 31, 1999, 1998 and 1997
                                                   ---------------------------------------------------------------
                                                    Additional
                                                     Paid-in      Unearned     Accumulated   Treasury
                                                     Capital    Compensation     Deficit      Stock       Total
                                                   ----------- -------------- ------------- --------- ------------
                                                                  (In thousands, except share data)
Balance at December 31, 1996 .....................  $  11,270    $      --      $  (7,530)   $ (550)   $    3,283
 Issuance of preferred stock .....................      1,997           --             --        --         2,000
 Issuance of common stock warrants ...............          8           --             --        --             8
 Issuance of common stock in acquisitions ........        533           --             --        --           538
 Conversion of subordinated debentures ...........      1,498           --             --        --         1,500
 Retirement of treasury stock ....................       (543)          --             --       550            --
 Net loss ........................................         --           --         (3,532)       --        (3,532)
                                                    ---------    ---------      ---------    ------    ----------
Balance at December 31, 1997 .....................     14,763           --        (11,062)       --         3,797
 Issuance of preferred stock, net of expenses
  of $343,000.....................................     12,011           --             --        --        12,022
 Issuance of common stock warrants ...............         86           --             --        --            86
 Issuance of common stock in acquisitions ........      1,486           --             --        --         1,500
 Issuance of common stock for services ...........        327           --             --        --           330
 Conversion of subordinated debentures ...........      2,198           --             --        --         2,200
 Stock option plan compensation ..................        660         (660)            --        --            --
 Amortization of unearned compensation ...........         --           29             --        --            29
 Dividends paid ..................................         --           --           (750)       --          (750)
 Net loss ........................................         --           --         (6,078)       --        (6,078)
                                                    ---------    ---------      ---------    ------    ----------
Balance at December 31, 1998 .....................     31,531         (631)       (17,890)       --        13,136
 Issuance of preferred stock, net of expenses
  of $495,050.....................................     14,503           --             --        --        14,505
 Issuance of common stock in an initial public
  offering, net of expenses of $5,743,649.........     53,717           --             --        --        53,791
 Issuance of common stock for acquisition of
  mortgage.com Internet domain name ..............        645           --             --        --           646
 Issuance of common stock in acquisition .........      1,339           --             --        --         1,341
 Issuance of common stock warrants ...............        529           --             --        --           529
 Conversion subordinated debentures ..............         99           --             --        --           100
 Conversion of preferred stock ...................       (211)          --             --        --            --
 Exercise of stock options .......................      1,216           --             --        --         1,229
 Repurchase of common stock warrants .............    (12,433)          --             --        --       (12,433)
 Exercise of common stock warrants ...............        148           --             --        --           150
 Stock option plan compensation ..................     15,928      (15,928)            --        --            --
 Amortization of unearned compensation ...........         --        7,699             --        --         7,699
 Dividends paid ..................................         --           --           (430)       --          (430)
 Net loss ........................................         --           --        (46,936)       --       (46,936)
                                                    ---------    ---------      ---------    ------    ----------
BALANCE AT DECEMBER 31, 1999 .....................  $ 107,011    $  (8,860)     $ (65,256)   $   --    $   33,327
                                                    =========    =========      =========    ======    ==========

          See accompanying notes to consolidated financial statements.

                      MORTGAGE.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years ended December 31,
                                                                           -------------------------------------------
                                                                                1999           1998           1997
                                                                           -------------   ------------   ------------
                                                                                         (In thousands)
Net cash flows from operating activities:
 Net loss ..............................................................     $ (46,936)     $   (6,078)    $  (3,532)
 Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
  Amortization and depreciation ........................................         5,316           1,873           480
  Amortization of unearned compensation ................................         7,699              29            --
  Provision for losses .................................................         1,269             899           133
  Extraordinary item ...................................................           436              --            --
  Minority interest ....................................................             4              --            --
 Decrease (increase) in mortgage loans available for sale, net .........        82,949        (102,703)      (36,490)
 Changes in other operating assets and liablities:
  (Increase) decrease in other assets ..................................        (6,564)         (1,639)          846
  Increase (decrease) in accounts payable, accrued expenses and
    other liabilities ..................................................         5,530           2,912        (4,432)
  Decrease in deferred revenue .........................................        (1,012)             --           (20)
                                                                             ---------      ----------     ---------
    Net cash provided by (used in) operating activities ................        48,691        (104,707)      (43,015)
                                                                             ---------      ----------     ---------
Cash flows from investing activities:
 Additions to capitalized software development costs ...................        (2,765)           (832)         (518)
 Additions to property and equipment ...................................        (9,619)         (2,580)       (1,065)
 Purchase of companies, net cash acquired ..............................          (621)         (2,650)          366
 Additions to intangible assets ........................................        (3,564)             --            --
                                                                             ---------      ----------     ---------
    Net cash used in investing activities ..............................       (16,569)         (6,062)       (1,217)
                                                                             ---------      ----------     ---------
Cash flows from financing activities:
 Net (repayments) proceeds from warehouse notes payable ................       (83,760)         99,554        39,031
 Proceeds from issuance of subordinated debentures .....................        40,500           2,000         1,500
 Repayment of subordinated debentures ..................................       (40,500)           (200)           --
 Proceeds from other notes payable .....................................           100              --           396
 Payment of other notes payable ........................................            (7)           (468)          (31)
 Payment of capital lease obligations ..................................        (1,387)             --            --
 Proceeds from issuance of common stock ................................        59,535              --            --
 Costs of issuing common stock .........................................        (5,744)             --            --
 Proceeds from exercise of stock options ...............................         1,229              --            --
 Proceeds from issuance of preferred stock .............................        15,000          12,365         3,000
 Costs of issuing preferred stock ......................................          (495)             --            --
 Proceeds from exercise of warrants ....................................           150              --             8
 Redemption of warrants ................................................       (12,433)             --            --
 Dividends paid ........................................................          (430)           (750)           --
 Contributions from minority interests .................................           245              --            --
                                                                             ---------      ----------     ---------
    Net cash provided by (used in) financing activities ................       (27,997)        112,501        43,904
                                                                             ---------      ----------     ---------
    Net increase (decrease) in cash and cash equivalents ...............         4,125           1,732          (328)
Cash and cash equivalents at beginning of year .........................         3,412           1,680         2,008
                                                                             ---------      ----------     ---------
Cash and cash equivalents at end of year ...............................     $   7,537      $    3,412     $   1,680
                                                                             =========      ==========     =========

                                                                    (Continued)

                      MORTGAGE.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Years ended December 31,
                                                                            ----------------------------------
                                                                               1999         1998        1997
                                                                            ----------   ---------   ---------
                                                                                      (In thousands)
Supplemental disclosures of cash flow information:
 Cash paid during the period for interest ...............................    $10,107      $6,731      $ 2,749
                                                                             =======      ======      =======
 Cash paid during the period for income taxes ...........................    $     2      $   26      $    --
                                                                             =======      ======      =======
Non-cash investing and financing activities:
 Common stock issued in connection with purchase of Internet domain name         646          --           --
 Common stock issued to facilitate capital investments ..................         --         330           --
 Conversion of preferred stock for common stock .........................         34          --           --
 Conversion of subordinated debentures for common stock .................        100          --           --
 Conversion of subordinated debentures for preferred stock ..............         --       2,200        1,500
 Unearned compensation on stock options .................................     15,928         660           --
 Capital lease obligations incurred for equipment .......................      2,230          --           --
 Receivable for subordinated debentures .................................         --       2,000           --
 Receivable for preferred stock .........................................         --          --        1,000
 Property received in exchanged for note receivable .....................         --         131           --
 Retirement of treasury stock ...........................................         --          --          550
 Construction in progress accrued but unpaid ............................      2,681          --           --
 Acquisition of businesses:
  Fair value of assets acquired .........................................         --       2,540       14,276
  Liabilities assumed ...................................................          2         319       13,482
  Common stock issued at acquisition ....................................      1,341         750          538
  Common stock issued under earnout agreement ...........................         --         750           --

          See accompanying notes to consolidated financial statements.

                              MORTGAGE.COM, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS

(a) ORGANIZATION

     Mortgage.com, Inc. (the "Company") is incorporated in Florida and provides online mortgage services to consumers and to other businesses. The Company has developed state-of-the-art technology to support its own loan origination, processing, underwriting, closing and secondary marketing of mortgage loans and is using this technology as a platform to enable other industry participants to improve the efficiency and effectiveness of their operations.

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

     Effective January 7, 1999, the Company changed its name from First Mortgage Network, Inc. to Mortgage.com.

(b) RISKS AND UNCERTAINTIES

     The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the failure to develop and extend the Company's online service brands, the rejection of the Company's services by consumers, vendors and/or advertisers, the inability of the Company to maintain and increase the levels of traffic on its online services, as well as other risks and uncertainties.

     Additionally, in the normal course of business, companies in the mortgage banking industry encounter certain economic and regulatory risks. Economic risks include interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the extent that in a rising interest rate environment, the Company will generally experience a decrease in loan production, which may negatively impact the Company's operations. Credit risk is the risk of default, primarily in the Company's mortgage loans that result from the mortgagors' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of mortgage loans available for sale and in commitments to originate loans.

     As a non-depository mortgage banker, the Company is dependent on specialized mortgage credit facilities to finance its mortgage lending activities. Several commercial banks and institutional investors provide these funding sources. Most of these financing arrangements have one-year terms and some are cancelable by the lenders at any time. Management expects the lenders will continue to finance its mortgage banking activities; however, there can be no assurance that they will continue to do so. The termination of one or more of these relationships would adversely affect the Company's business.

     The Company sells loans to mortgage loan purchasers on a servicing released basis without recourse. As such, the purchasers have assumed the risk of loss or default by the borrower. However, the Company is usually required by these purchasers to make certain representations relating to credit information, loan documentation and collateral. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase the loans and indemnify these purchasers for any losses from borrower defaults. To date, repurchase of loans has not been significant.

(c) LIQUIDITY AND CAPITAL RESOURCES

     The Company has experience a period of rapid growth that has placed a significant strain on its resources. Net losses for the years ended December 31, 1999, 1998 and 1997 amounted to $46.9 million, $6.1 million and $3.5 million, respectively. Since inception, the Company has funded its operations primarily through cash raised from the issuance of subordinated debt and from private placements of preferred and common

                              MORTGAGE.COM, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

stock. On August 11, 1999, the Company completed an initial public offering in which 7,062,500 shares of common stock were sold. Subsequently, the underwriters of the public offering exercised an option to purchase additional 379,375 shares of common stock to cover over-allotments of shares. The gross proceeds from these transactions were $59.5 million, or $55.4 million net of underwriter discounts. A portion of the proceeds was used to repay the $40.5 million of subordinated debt, and $433,000 was used to redeem certain warrants. Expenses in addition to underwriter discounts incurred in the offering were approximately $1.6 million.

     The Company's near and long-term strategies focus on exploiting existing and potential competitive advantages while eliminating or mitigating competitive disadvantages. In response to current market conditions and as a part of its ongoing corporate strategy, the Company is pursuing several initiatives intended to increase liquidity and better position the Company to compete under current market conditions.

     On January 27, 2000, the Company contributed certain assets constituting the Company's "Openclose" division to a newly formed corporation, Openclose.com, Inc., in exchange for $24 million in cash and common stock of Openclose.com representing 51 percent of its outstanding securities. Simultaneously with this contribution, certain accredited investors contributed $30 million in cash to Openclose.com in exchange for convertible preferred stock representing the remaining 49 percent of its outstanding securities. The assets contributed by the Company consisted primarily of the www.openclose.com Internet web site, the programming and computer code, and certain customer contracts pertaining to the web site. These contributed assets were carried on the Company's balance sheet at a nominal amount. The Company will account for the transaction as a capital contribution in its 2000 consolidated financial statements.

     The Company has and is pursuing aggressive cost cutting programs by reducing employee levels across the Company, streamlining overhead and administrative expenses and reorganizing back office operations around one platform. The Company has also entered into a strategic alliance and licensing agreement in February 2000 with eOriginal, Inc., a technology company that has a patented process to enable the electronic creation of negotiable instruments and other critical source documents in the Internet and the ability to transmit, store and retrieve these protected electronic original documents. This strategic alliance and licensing agreement will allow the Company to embed this technology into the products and services the Company provides to its business customers.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and of all of its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) BASIS OF PRESENTATION

     The consolidated financial statements of the Company have been prepared on the accrual basis of accounting. Certain prior year balances have been reclassified to conform to current year presentation. In particular, the presentation of interest expense, which in prior years was presented as an offset of revenue, in 1999 is being included within expenses. The effect of this reclassification has been to increase total revenue and total expenses by $7,111,344 and $3,049,591 for the year ended December 31, 1998 and 1997, respectively, as compared to previously reported amounts.

(c) USE OF ESTIMATES

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

(d) CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                              MORTGAGE.COM, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(e) MORTGAGE LOANS AVAILABLE FOR SALE, NET

     Mortgage loans available for sale, net of discounts and deferred fees, are carried at the lower of cost or aggregate market value. Market value is determined by outstanding commitments from investors or current investor yield requirements. The net deferred fees and costs are credited to income when the related loans are sold. The loans are secured by one to four family residential real estate located throughout the United States.

(f) PROPERTY AND EQUIPMENT, NET

     Property and equipment is carried at cost less accumulated depreciation. Depreciation is recorded on the straight-line method over the estimated useful lives of the assets. Useful lives for property and equipment are as follows:

   Building ........................................................   30 years
   Computer hardware and software ..................................    3 years
   Furniture and fixtures, telephone equipment and vehicle .........    5 years

     Leased property and equipment meeting certain criteria is capitalized and the present value of lease payments is recorded as a capital lease obligation. Amortization of capitalized leased assets is provided on the straight-line basis over the shorter of the useful lives or the term of the lease.

(g) CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     Costs incurred in developing computer software for internal use are charged to expense when incurred as research and development costs, until the project has reached the application development stage. Software development costs incurred thereafter are capitalized . Capitalized costs include (i) external direct costs of material and services consumed in developing internal-use software, and (ii) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Capitalized software development costs are amortized on a straight-line basis over a three years period.

     The Company periodically evaluates impairment of capitalized software costs by considering, among other factors, whether the software is not expected to provide substantive service potential, and a significant change is made or will be made to the software program. A loss measured by the lower of carrying value or fair value, if any, less cost to sell, is recognized when the value of the undiscounted cash flow benefit related to the asset falls below the unamortized cost.

(h) GOODWILL AND OTHER INTANGIBLE ASSETS, NET

     Goodwill is recognized in business combinations where the purchase price exceeds the fair value of the identifiable assets acquired less liabilities assumed. Other intangible assets are recorded at cost, represented by the cash paid and/or the fair value of the shares of common stock exchanged. Goodwill and other intangible assets are amortized on a straight-line basis over the following estimated useful lives:

   Goodwill ........................   15 years
   Internet domain name ............   10 years
   Covenant not to compete .........    2 years

(i) INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance reduces deferred tax assets when it is "more likely than not" that some portion or all of the deferred tax assets will not be realized.

                              MORTGAGE.COM, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(j) ALLOWANCE FOR LOSSES

     The Company provides for losses relating to the origination and sale of mortgage loans and receivables. The allowance for losses is based on management's evaluation of various factors, including potential for repurchase-related expenses and contractual recourse obligations relating to loans sold in the secondary market. While management uses the information available to make evaluations, future adjustments to the allowance may be necessary if future economic conditions differ substantially from the assumptions used in making the evaluations. Management has considered all events and/or transactions that are subject to reasonable and normal methods of estimations, and the financial statements reflect that consideration.

     Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for losses through a charge to the provision.

     The Company has agreements with several unaffiliated investors, whereby all loans that are originated and funded are sold on an individual loan basis. The agreements include clauses whereby loans that fail to meet specific criteria require repurchase by the Company. Loans that are repurchased are usually resold to other investors once the specific deficiencies are resolved. The impact of such repurchases has not been significant to date.

(k) SECONDARY MARKETING REVENUE, NET

     Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans. Loan origination fees and direct loan origination costs on one to four family residential mortgage loans are deferred until the loans are sold to permanent investors and are considered part of the carrying value of a loan. Deferred origination fees and expenses, net of commitment fees paid in connection with the sale of the loans, are recognized when the related loans are sold.

(l) LOAN PRODUCTION AND PROCESSING FEES, NET

     Loan production and processing fees, which are received for underwriting, processing and preparing documents for loans originated, are recorded when the loans are closed. Any disbursements incurred in originating the loans, such as for credit reports, appraisals and flood certifications, are charged as an offset against this revenue.

(m) INTEREST INCOME AND EXPENSE

     Interest income is accrued as earned. Loans are placed on non-accrual status when any portion of principal or interest is ninety days past due or earlier when concern exists as to the ultimate collectibility of principal or interest. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. Interest expense is recorded when incurred.

(n) MANAGEMENT, TECHNOLOGY AND OTHER FEES

     Revenue from software sales to unaffiliated third parties is recorded as revenue in the period during which the sale occurs, when there are no further obligations on behalf of the Company and no right of return exists. Maintenance fees are recorded as revenue in the period when services are rendered.

     Software sales, development, maintenance and user fees of approximately $1.9 million, $1.6 million and $1.9 million were earned from one customer for the years ended December 31, 1999, 1998 and 1997, respectively.

(o) RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses are charged to operations in the year incurred and are comprised of the compensation and general and administrative expenses directly related to such activities.

(p) MARKETING AND ADVERTISING COSTS

     Marketing and advertising costs are expensed as incurred.

                              MORTGAGE.COM, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(q) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company reviews long-lived assets, goodwill and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

(r) STOCK COMPENSATION

     The Company accounts for its stock-based employee compensation arrangements in conformity with the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company recognizes unearned compensation as a direct charge to shareholders' equity the excess of the estimated market price of the Company's common stock at the date of grant over the amount, if any, an employee must pay to acquire the stock. Unearned compensation is amortized to the statement of operations on a straight-line basis over the related vesting period.

(s) NET LOSS PER SHARE

     Basic net loss per share is computed by dividing the net loss available to common shareholders for the year by the weighted-average number of shares of common stock outstanding during the year. Diluted net loss per share is computed by dividing the net loss available to common shareholders for the year by the weighted-average number of common stock and potential common stock outstanding during the year, to the extent that such potential common stock is dilutive. Potential common stock includes the shares issuable pursuant to the exercise of stock options, convertible debentures and convertible preferred stock. Since the potential common stock for all years were antidilutive (i.e. reduce net loss per share), basic and dilutive net loss per share are the same.

     The following table presents the computation of basic and diluted net loss per share:

                                                              1999           1998            1997
                                                         -------------   ------------   -------------
                                                            (In thousands, except per share data)
   Loss before extraordinary item ....................    $  (46,500)     $  (6,078)      $  (3,532)
   Preferred stock dividends:
    Paid .............................................          (430)          (750)             --
    Cumulative unpaid ................................        (2,217)        (2,115)           (953)
                                                          ----------      ---------       ---------
   Loss available to common shareholders .............       (49,147)        (8,943)         (4,485)
   Extraordinary item ................................          (436)            --              --
                                                          ----------      ---------       ---------
   Net loss available to common shareholders .........    $  (49,583)     $  (8,943)      $  (4,485)
                                                          ==========      =========       =========
   Weighted-average number of shares .................        22,646          8,729           8,162
                                                          ==========      =========       =========
   Basic and diluted net loss per share:
    Loss before extraordinary item ...................    $    (2.17)     $   (1.02)      $   (0.55)
    Extraordinary item ...............................          (.02)            --              --
                                                          ----------      ---------       ---------
    Net loss .........................................    $    (2.19)     $   (1.02)      $   (0.55)
                                                          ==========      =========       =========

(t) NEW ACCOUNTING PRONOUNCEMENTS

     DERIVATIVES. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. In June 1999, the FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-- DEFERRAL OF THE EFFECTIVE DATE OF FASB SFAS NO. 133. SFAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The impact of this Statement is not anticipated to have a material impact on the Company's consolidated statements of operations, balance sheets or cash flows upon the adoption of this standard.

                              MORTGAGE.COM, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(3) ACQUISITIONS

     On October 7, 1999, the Company acquired all the outstanding common stock of Capital Savings Co., a wholly-owned subsidiary of CSC Holdings, LLC engaged as retail mortgage broker, and certain other assets and contracts for $1,590,625 consisting of $250,000 in cash and 162,500 shares of common stock (valued at $1,340,625). The acquisition has been accounted under the purchase method of accounting, and the results of operations of the acquired business have been included in the consolidated statements of operations since the date of acquisition. The purchase price has been allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. Goodwill recorded in conjunction with this purchase was $1,338,141 and is being amortized on a straight-line basis over 15 years. The term of the purchase agreement provides for the sellers to receive additional payments in shares of the Company based on the revenues of certain of the operations acquired.

     During 1998, the Company acquired all the outstanding common stock of RM Holdings, Inc., an internet-based mortgage lender and call center for $2,221,000 consisting of $1,471,000 in cash and 700,000 shares of common stock (valued at $750,000). The acquisition has been accounted under the purchase method of accounting, and the results of operations of the acquired business have been included in the consolidated statements of operations since the date of acquisition. The purchase price has been allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. Goodwill recorded in conjunction with this purchase was $2,112,629 and is being amortized on a straight-line basis over 15 years.

     During 1997, the Company acquired all the outstanding common stock of OnLine Capital, a mortgage lender for $793,186 consisting of $255,672 in cash and 501,676 shares of common stock (valued at $537,510). The acquisition has been accounted under the purchase method of accounting, and the results of operations of the acquired business have been included in the consolidated statements of operations since the date of acquisition. The purchase price has been allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. Goodwill recorded in conjunction with this purchase was $476,475 and is being amortized on a straight-line basis over 15 years. The terms of the purchase agreement provided for the sole shareholder of OnLine Capital to receive an additional 700,000 shares of common stock and a contingent considerations of up to $3,400,000 in cash, calculated based upon a percentage of the profits of the business, payable quarterly until the limit is reached or until June 30, 2001, whichever comes first. During 1998, 700,000 shares (valued at $750,000) were issued together with cash consideration amounting to $1,652,694. During 1999, $548,048 has been paid under this contingent payment provision of the purchase agreement. Additional goodwill of $548,048 and $2,402,694 has been recognized at December 31, 1999 and 1998, respectively.

     Pro forma financial information assuming that the acquisitions occurred as of January 1, 1998 is not significantly different than the actual amounts recognized in the consolidated financial statements.

(4) MORTGAGE LOANS AVAILABLE FOR SALE, NET

     Mortgage loans available for sale, net consist of the following at December 31:

                                                                              1999          1998
                                                                           ----------   -----------
                                                                                (In thousands)
   Mortgage loans available for sale ...................................    $ 92,677     $ 175,683
   Loan broker premiums, origination points and discounts, net .........          31           186
   Deferred loan origination costs .....................................         412           504
                                                                            --------     ---------
    Mortgage loans available for sale, net .............................    $ 93,120     $ 176,373
                                                                            ========     =========

     All mortgage loans held for sale are pledged as collateral for the warehouse notes at December 31, 1999 and 1998 (see note 9).

(5) PROPERTY AND EQUIPMENT, NET

     Property and equipment, net consists of the following at December 31:

                                                            1999          1998
                                                        -----------   ----------
                                                             (In thousands)
   Land ..............................................   $    132      $    132
   Building ..........................................        288           288
   Computer hardware and software ....................     11,685         4,617
   Furniture and fixtures ............................      1,901         1,052
   Leasehold improvements ............................        652           453
   Telephone equipment ...............................      1,281           743
   Construction in progress ..........................      6,053            --
   Vehicle ...........................................         --            12
                                                         --------      --------
                                                           21,992         7,297
   Less accumulated depreciation and amortization ....     (5,584)       (2,031)
                                                         --------      --------
    Property and equipment, net ......................   $ 16,408      $  5,266
                                                         ========      ========

     Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $3,386,878, $1,091,941 and $330,869, respectively.

(6) CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

     Capitalized software development costs at December 31, 1999 and 1998, were net of accumulated amortization of $1,594,675 and $666,253, respectively.

     Information related to net capitalized software costs is as follows:

                                               1999         1998       1997
                                            ----------   ---------   --------
                                                     (In thousands)
   Balance at beginning of year .........     $  978      $  639      $  250
   Capitalized costs ....................      2,765         827         518
   Amortization .........................       (926)       (488)       (129)
                                              ------      ------      ------
   Balance at end of year ...............     $2,817      $  978      $  639
                                              ======      ======      ======

(7) GOODWILL AND OTHER INTANGIBLE ASSETS, NET

     Goodwill and other intangible assets, net consists of the following at December 31:

                                                           1999          1998
                                                       -----------   -----------
                                                            (In thousands)
   Goodwill ........................................    $  6,877       $ 4,992
   Internet domain name ............................       2,387            --
   Covenant not to compete .........................       1,823            --
                                                        --------       -------
                                                          11,087         4,992
   Less accumulated amortization ...................      (1,307)         (304)
                                                        --------       -------
   Goodwill and other intangible assets, net .......    $  9,780       $ 4,688
                                                        ========       =======

     The amortization of goodwill and other intangible assets during the years ended December 31, 1999, 1998 and 1997 was $1,003,238, $292,632 and $20,637,
respectively.

     On January 31, 1999, the Company acquired the internet domain names of www.mortgage.com and www.hipotecas.com for $241,180 in cash, including legal costs, and 140,000 shares of common stock valued at $646,000. The agreement provides that the Company pay certain amounts based on the level of loan volume generated by such web sites. On July 1,1999, the Company settled this contingency with a cash payment of $1.5 million.

                              MORTGAGE.COM, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On July 1, 1999, the Company entered into three covenants not to compete with certain former employees of the Company. The agreements provide for a total cash payment of $1,822,958 based on an initial cash payment of $1,203,958 and additional cash payments of $77,375 over the subsequent eight-month period.

(8) OTHER ASSETS

     Other assets consist of the following at December 31, 1999 and 1998:

                                                  1999         1998
                                               ----------   ----------
                                                   (In thousands)
   Accounts receivable .....................    $   333      $   571
   Note receivable .........................        300           --
   Due from sale of mortgage loans .........        748           --
   Broker fee receivables ..................      1,133          672
   Interest receivable .....................        366          197
   Prepaid expenses ........................      1,906          457
   Deposits ................................      3,593          821
   Other ...................................         34            3
                                                -------      -------
                                                $ 8,413      $ 2,721
                                                =======      =======

     The Company entered into an agreement on December 5, 1996, to sell internally developed software to an investment firm. As a condition to the agreement, the Company entered into a ten-year distribution and profit sharing agreement for the software with the same investment firm. The purchase price of the software was $10,800,000 of which $1,080,000 was received as of December 31, 1996, and $533,222 was received as of March 31, 1997. The proceeds from the transaction, net of related costs, were recorded as deferred revenue. Due to contract contingencies, whereby the deferred revenue could be refundable, the Company elected to recognize the revenue when the contingencies where satisfied. These contract contingencies also affected the ultimate collectibility of the note. The note was due on or before November 30, 2006, and bore interest at 5 percent. The note was discounted to its net present value and, due to the contingencies affecting collectibility, was fully reserved at December 31, 1998.

     On March 31, 1999, this software profit sharing agreement was sold to an unrelated company as part of a sale of a subsidiary of the Company. The Company was relieved of any further obligations.

(9) WAREHOUSE AND OTHER NOTES PAYABLE

     Warehouse and other notes payable at December 31, consisted of the following:

                                                                                        1999          1998
                                                                                     ----------   -----------
                                                                                          (In thousands)
   Warehouse lines of credit totaling $90 and $205 million at December 31, 1999 and 1998, respectively, with unaffiliated lenders to support the funding of mortgage loans. The term of the lines of credit call for monthly interest rate ranging from 1.75% to 3% over the applicable lending rate, primarily prime rate, LIBOR or commercial paper rate. The weighted-average interest rate at
    December 31, 1999 and 1998 was 8.17% and 7.41, respectively. The warehouse lines of credit are collateralized by mortgage loans available for sale amounting to $91,981,126 and $174,838,356 at December 31, 1999 and
    1998, respectively ...........................................................    $ 88,017     $ 171,777

   Subordinated convertible debenture bearing an interest rate of 12% and maturing on May 1, 1999. Interest is due and payable monthly through maturity. The debt was converted to 46,669 shares of common stock
    during 1999 ..................................................................          --           100

   Unsecured promissory note bearing an interest rate of 6.00% maturing on
    December 31, 2003 payable to a mortgage broker ...............................         100            --

   Mortgage note payable bearing an interest rate of 9.25% maturing though
    April 10, 2002. Note payable is collateralized by certain Company property ...         282           289
                                                                                      --------     ---------
                                                                                      $ 88,399     $ 172,166
                                                                                      ========     =========

                              MORTGAGE.COM, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The warehouse lines of credit contain customary conditions and events of default, the failure to comply with, or occurrence of, would prevent any further borrowings and would generally require the prepayment of any outstanding borrowings under the lines of credit. These conditions include financial covenants requiring the Company to maintain a minimum tangible net worth, adjusted tangible net worth, current ratio and leverage ratio, as defined in the agreements.

     In addition to the warehouse lines of credit, the Company maintains repurchase facilities amounting to $100 million and $25 million at December 31, 1999 and 1998, respectively, with other lenders for the sale of mortgage loans.

     During 1999, the Company issued $40,500,000 of subordinated debentures to shareholders of the Company. The debentures consisted of (i) $27,500,000 of debt convertible to 3,208,331 shares of common stock and, (ii) $13,000,000 of debt with detachable warrants to purchase 563,415 shares at $4.29 per share. The debentures bore interest at 12% and were due at various dates through May 5, 2001. The proceeds of the issuance of the debentures with detachable warrants have been allocated between the warrants and the debt based on the relative fair values at the time of issuance. The portion allocable to the warrants amounting to $529,440 has been accounted for as additional paid-in capital with an offsetting discount on the debentures. The subordinated debentures were extinguished with the proceeds of the initial public offering. The Company recognized an extraordinary loss of $435,601 on the extinguishment of debt.

     The following table provides detail of common warrants outstanding at December 31, 1999. All warrants are currently exercisable.

Exercise price      Number of shares
----------------   -----------------
$    0.71              3,010,000
     0.79                395,388
     1.07              2,205,546
     1.14                256,032
     1.50                256,032
     1.64                382,550
     1.86                256,032
     5.19                 38,150
     8.00                168,310
                       ---------
                       6,968,040
                       =========

(10) ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

     Accounts payable and accrued expenses consist of the following at December 31:

                                                                                 1999         1998
                                                                             -----------   ---------
                                                                                 (In thousands)
   Accounts payable ......................................................    $  8,184      $ 3,226
   Accrued expenses ......................................................       2,584        1,489
   Construction in progress payable ......................................       2,681            -
   Warehouse line interest payable .......................................         195          512
   Profit distribution payable ...........................................          28          312
   Deferred rent .........................................................          19           19
                                                                              --------      -------
    Total accounts payable, accrued expenses and other liabilities .......    $ 13,691      $ 5,558
                                                                              ========      =======

(11) STOCK OPTION PLANS

     The Company has two stock option plans that provide for the granting of incentive stock options and nonqualified stock options to directors, officers, key employees and consultants. The objectives of these plans include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing the opportunity to acquire common stock.

     The 1996 Employee Stock Option Plan (the "Plan") provides for the granting of incentive and nonqualified options for up to 21,000,000 shares to officers, key employees and consultants of the Company. Incentive stock options granted under the Plan vest 40 percent on the second anniversary from the date of grant and 20 percent in each of three years thereafter, except that California residents vest 20 percent on the first

                              MORTGAGE.COM, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

anniversary. The options are exercisable for a period of up to ten years from the date of grant at an exercise price, which is not less than the fair market value of the Company's common stock on the date of the grant. For any stockholder owning more than 10 percent of the outstanding common stock, incentive stock options are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than 110 percent of the fair market value of the Company's common stock on the date of the grant. Nonqualified options vest at 40 percent after the second anniversary of the date of first service as an employee or consultant to the Company and then equally over three years on the anniversary date of service, and are granted on terms determined by the Company's board of directors.

     Options totaling 376,089 shares were also issued to certain directors, employees and consultants prior to 1997 outside the stock option plan. During 1999, 201,089 of these shares were exercised.

     The Directors' 1996 Stock Option Plan (the "Directors' Plan") provides for the granting of nonqualified stock options for up to 420,000 shares to the Company's nonexecutive directors. Stock options granted under the Directors' Plan vest 66.67 percent on the second anniversary of the date of first service as a director of the Company and entirely on the third anniversary and are exercisable for a period of up to 3 1/2 years from the date of grant at an exercise price which is not less than the fair market value of the Company's common stock on the date of grant. The Directors' Plan is administered by the board of directors or a committee appointed by the board of directors consisting of at least three of its members.

     In addition, options for 375,555 shares have been issued outside the plan to employees, and 200,555 of these shares were exercised in 1999.

     Stock option activity during the periods indicated is as follows:

                                                                                Number of       Weighted-average
                                                                                  Shares         Exercise price
                                                                             ---------------   -----------------
   Outstanding at December 31, 1996 ......................................       2,621,500         $   0.79
    Granted ..............................................................       1,631,000             1.07
    Forfeited ............................................................        (343,700)            0.91
                                                                                 ---------         --------
   Outstanding at December 31, 1997 (1,631,000 shares exercisable) .......       3,908,800             0.90
    Granted ..............................................................       4,400,739             1.47
    Forfeited ............................................................        (462,875)            1.16
                                                                                 ---------         --------
   Outstanding at December 31, 1998 (2,793,819 shares exercisable) .......       7,846,664             1.21
    Granted ..............................................................       7,284,185             3.91
    Exercised ............................................................      (1,306,689)            1.23
    Forfeited ............................................................      (1,521,924)            3.66
                                                                                ----------         --------
   Outstanding at December 31, 1999 (5,280,039 shares exercisable) .......      12,302,236         $   2.46
                                                                                ==========         ========

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                           Weighted average
                           Number       remaining contractual       Number
   Exercise price       Outstanding          life (years)         exercisable
--------------------   -------------   -----------------------   ------------
  $0.79 -  1.07          4,213,472             6.9                2,966,478
   1.64 -  2.14          6,311,064             7.9                2,311,041
   4.29                    262,220             9.3                    2,520
   8.00 - 11.53          1,515,480             9.6                       --
                         ---------                                ---------
                        12,302,236                                5,280,039
                        ==========                                =========

     The Company recognized unearned compensation for $15,928,000 and $660,000 during the years ended December 31, 1999 and 1998, respectively, for certain incentive stock options granted from October 1998 through April 1999 where the estimated fair value of the options exceeded their exercise price at the date of grant. For the years ended December 31, 1999 and 1998, the amortization of unearned compensation was $7,699,100 and $29,000, respectively.

                              MORTGAGE.COM, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table provides the fair value of options granted during the year ended December 31, 1999, 1998 and 1997 together with a description of the assumptions to calculate the fair value. The Black-Scholes Model was used in estimating the fair market value of options and a discount for lack of marketability was used as the options granted prior to August 11, 1999 are not traded on a public market. Management has reviewed both internal and external factors, which influence the value of the options. Internal factors include, among other things, the Company's financial position, results of its operations and the size and marketability of the interest being valued. External factors include, among other things, the status of the industry, the position of the Company relative to the industry and the local, national and international economic environment.

                                                             1999              1998              1997
                                                       ---------------   ---------------   ---------------
   Risk-free interest rate .........................       5.10-5.67%        4.42-5.74%        6.12-6.73%
   Expected volatility .............................             150%               --                --
   Dividend yield ..................................              --                --                --
   Weighted-average expected option life ...........         5 YEARS           6 years           5 years
   Weighted-average fair value of options ..........     $      3.79       $      0.37       $      0.03

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share (basic and diluted) for the years ended December 31, 1999, 1998 and 1997 would have increase to the pro forma amounts indicated below (amounts in thousands except per share data):

                                                1999             1998            1997
                                           --------------   -------------   -------------
                                               (In thousands, except per share data)
   Net loss--as reported ...............     $  (46,936)      $  (6,078)      $  (3,532)
   Net loss--pro forma .................        (48,825)         (6,212)         (3,571)
   Loss per share--as reported .........          (2.19)          (1.02)          (0.55)
   Loss per share--pro forma ...........          (2.27)          (1.04)          (0.55)

     The pro forma effects of applying SFAS No. 123 are not indicative of future amounts because this statement does not apply to options granted prior to 1996. Additional stock options are anticipated in future years.

(12) INCOME TAXES

     No current or deferred provision for income taxes was recorded for the years ended December 31, 1999, 1998 and 1997, due to the Company's operating losses in the respective years.

     At December 31, 1999, the Company had approximately $57.7 million of tax net operating loss carryforwards. If not used, the net operating loss carryforwards will expire between 2008 and 2019.

     Utilization of these carryforwards is dependent on the future profitability of the Company and may be limited if certain changes in ownership occur. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation in the amount of tax net operating loss carryforwards, which could be utilized.

                              MORTGAGE.COM, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The composition of net deferred tax assets at December 31, is as follows:

                                                                           1999         1998
                                                                       -----------   ----------
                                                                            (In thousands)
   Deferred tax assets:
    Tax net operating loss carryforward ............................    $  21,713     $  6,053
    Deferred revenue ...............................................           --          607
    Stock compensation .............................................        2,908           --
    Organization costs .............................................           --           30
    Allowance for losses ...........................................          599          182
    Property and equipment principally due to depreciation .........          255           38
    Internet domain name ...........................................           20           --
    Other ..........................................................            9           11
                                                                        ---------     --------
                                                                           25,504        6,921
   Valuation allowance .............................................      (24,385)      (6,480)
                                                                        ---------     --------
    Net deferred tax asset .........................................        1,119          441
                                                                        ---------     --------
   Deferred tax liabilities:
    Covenant not to compete ........................................          427           --
    Capitalized software development costs .........................          692          441
                                                                        ---------     --------
                                                                            1,119          441
                                                                        ---------     --------
     Total .........................................................    $      --     $     --
                                                                        =========     ========

     A 100 percent valuation allowance was established against the net deferred tax asset at December 31, 1999 and 1998. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1999 will be recognized as an income tax benefit in the statement of operations, except for $62,671 relating to the tax benefit from the exercise of stock options which will be recorded as additional paid-in capital.

(13) RELATED PARTIES

     The Company has a consulting agreement with two consulting firms of which the principle owners are shareholders of the Company. Total consulting fees expensed related to these consulting firms were $316,000 $604,600 and $300,100 during the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, total unpaid fees for services rendered during 1999 under such agreement totaled $15,000.

(14) FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidations. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts. Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. The fair value of amounts disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. Also, because of differences in methodologies and assumption used to estimate fair value, the Company's fair values should not be compared to those of other companies.

     The methods and assumptions to estimate the fair value of each class of financial instrument are as follows:

     MORTGAGE LOANS HELD FOR SALE--The fair value of mortgage loans held for sale is based on the estimated value at which the loans could be sold in the secondary market. These loans are priced to be sold with servicing rights released, as is the Company's normal business practice. The fair value of mortgage loans held for sale at December 31, 1999 and 1998 was $93,540,636 and $177,167,458 (carrying value of $93,119,907 and $176,372,516), respectively.

                              MORTGAGE.COM, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     WAREHOUSE AND OTHER NOTES PAYABLE--The fair value of warehouse notes payable approximates its carrying value because of the short maturity of the notes. The fair value of subordinated debentures is estimated using the estimated fair value of the preferred stock into which the subordinated debt can be converted. The fair value of other notes payable is estimated by discounting estimated future cash flows using a rate commensurate with the risks involved. The fair value of warehouse and other notes payable at December 31, 1999 and 1998 was $88,398,872 and $172,406,856 (carrying value of
$88,398,872 and $172,166,273), respectively.

     OTHER FINANCIAL INSTRUMENTS--The fair value of other financial instruments (cash and cash equivalents, receivables, payables, accrued expenses and letters of credit) approximate their carrying amount because of the short maturity of those instruments.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, primarily commitments to originate mortgage loans and forward commitments to sell mortgage loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount in excess of the amounts recognized in the consolidated balance sheets. The contract amount of those instruments reflects the extent of involvement the Company has in these particular classes of financial instruments. The Company's exposure to credit loss in the event of nonperformance by the other party with respect to loan commitments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For forward commitments, the contract or notional amounts exceed the Company's exposure to credit loss.

     Commitments to originate loans are agreements to lend to a customer, provided the customer meets all conditions established in the contract. Commitments have fixed expiration dates and may require payment of a fee. Forward commitments to sell mortgage loans are contracts, which the Company enters into for the purpose of reducing the market risk associated with originating loans for sale. Risks may arise from the possible inability of the Company to originate loans to fulfill the contracts, in which case the Company may purchase securities in the open market to deliver against the contracts.

     The following table represents outstanding commitments at December 31:

                                                           1999          1998
                                                       -----------   -----------
                                                             (In thousands)
   Commitments to originate mortgage loans .........    $ 87,096      $ 156,229
   Commitments to sell mortgage loans ..............     112,836        184,106

     The Company is contingently liable for performance under letters of credit totaling $3,122,971 at December 31, 1999. These letters of credit secure certain lease agreements and commitments under a construction contract and are collateralized by certificates of deposit (presented as deposits in other assets) amounting to $3,123,013.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially expose the Company to credit risk consist primarily of cash and cash equivalents, mortgage loans held for sale and receivables. The Company maintains cash and cash equivalents with various major financial institutions and at times such amounts exceed federal deposit insurance coverage limits. Mortgage loans held for sale are secured by mortgages on residential properties and arise from customers throughout the United States. Other receivables arise from a variety of customers where the Company continually evaluates the creditworthiness but does not require collateral. Management believes that no significant concentration of credit risk exist with respect to the Company's financial instruments.

(15) COMMITMENTS AND CONTINGENCIES

(A) LEASES

     The Company is obligated under various lease agreements relating to property and equipment. Lease terms expire through 2009, subject to renewal options. The following is a schedule of future minimum lease payments as of December 31, 1999:

                              MORTGAGE.COM, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                          Capital     Operating
Year ending December 31,                                  Leases        Leases
-----------------------------------------------------   ----------   -----------
                                                             (In thousands)
   2000 .............................................    $ 1,373      $  6,085
   2001 .............................................      1,173         5,476
   2002 .............................................        378         4,143
   2003 .............................................         --         3,089
   2004 .............................................         --         1,837
   2005 and thereafter ..............................         --         7,553
                                                         -------      --------
     Total minimum lease payments ...................      2,924      $ 28,183
                                                                      ========
   Less amount representing interest at 12% .........        515
                                                         -------
     Capital lease obligations ......................    $ 2,409
                                                         =======

     Cost of property and equipment under capital leases and related accumulated amortization at December 31, 1999 and 1998 is as follows:

                                                             1999         1998
                                                          ----------   ---------
                                                              (In thousands)
   Computer hardware and software .....................    $  3,184     $ 1,102
   Furniture and fixtures .............................         323         322
   Leasehold improvements .............................         127         107
   Telephone equipment ................................         584         527
                                                           --------     -------
                                                              4,218       2,058
   Less: accumulated depreciation and amortization ....      (1,476)       (397)
                                                           --------     -------
                                                           $  2,742     $ 1,661
                                                           ========     =======

     Rent expense for the years ended December 31, 1999, 1998 and 1997 was $4,699,814, $2,313,552 and $1,583,606 respectively.

     The Company has entered into a 10-year lease for approximately 110,000 square feet in an existing facility in Sunrise, Florida and expects to consolidate operations that are in three separate facilities early in 2000. Rental payments will be approximately $100,000 per month.

(B) LITIGATION

     The Company is a defendant in various lawsuits arising during the ordinary course of business. Management has consulted with legal counsel and is of the opinion, based on legal counsel's advice, that none of these matters will have a material adverse effect on the financial position of the Company. Where appropriate, the Company has adequately reserved for fees and costs.

(C) OTHER

     The Company has entered into arrangements with certain employees and third parties, which provide for profit sharing based on results of operations of specified products or divisions of the Company. In conjunction with these arrangements, the Company has also entered into employment and noncompetitive agreements with certain individuals.

(16) SEGMENT INFORMATION

     The Company operates in two reportable business segments: the "Direct to Consumer" reportable segment, which includes the Mortgage.com internet web site and retail mortgage brokerage operations, both of which originate mortgage loans that are subsequently sold in the secondary market; and the "Business to Business" reportable segment, which includes back-office mortgage services for lenders, realtors, homebuilders and software and internet conduits, technology platform licenses to mortgage industry participants and the Openclose.com web site that enables brokers, lenders and insurance companies to conduct their business through a neutral internet site with selected financial institutions using automated underwriting capabilities provided by the Federal National Mortgage Association. The Business to Business reportable segment generates revenues by charging fees for these services or by funding and selling loans

                              MORTGAGE.COM, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

originated through a business customer in the secondary market. These segments are characterized by the nature of their customers and represent components of the Company about which separate financial information is available that is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Summarized financial information concerning the business segments is shown in the following table. Certain expenses that are not directly attributable to the business channels have been reclassified to overhead in these tables.

     Assets not allocated to reportable segments include all assets other than mortgage loans available for sale, net. All segment revenues are from external customers. Expenses not allocated to reportable segments include corporate overhead related to facilities, general and administrative costs and executive salaries. Certain costs are allocated between segments based on either the number of loans processed and/or originated. Research and development costs are not allocated as the development efforts are primarily related to the technology platform, which is used to support the activities conducted by all segments.

                                                                                    Direct to     Business to
Year ended December 31, 1999                                           Total         Consumer      Business
----------------------------------------------------------------   -------------   -----------   ------------
                                                                                 (In thousands)
   Revenue:
    Secondary marketing revenue, net ...........................     $  35,616      $  9,849       $ 25,767
    Loan production and processing fees, net ...................        10,629         1,932          8,697
    Management, technology and other fees ......................         4,331            --          4,331
    Interest income ............................................        10,682         2,036          8,646
                                                                     ---------      --------       --------
     Total revenue .............................................        61,258        13,817         47,441
                                                                     ---------      --------       --------
   Expenses:
    Compensation and employee benefits .........................        43,038        10,754         32,284
    Marketing and advertising ..................................        16,331         4,031         12,300
    Depreciation and amortization ..............................         3,972           511          3,461
    General and administrative .................................        14,913         2,942         11,971
    Interest expense ...........................................         9,516         1,968          7,548
                                                                     ---------      --------       --------
     Total segment expenses ....................................        87,770        20,206         67,564
                                                                                    --------       --------
   Segment loss ................................................                    $  6,389       $ 20,123
                                                                                    ========       ========
    Research and development not allocated to segments .........         2,110
    Expenses not allocated to segments .........................        17,874
                                                                     ---------
     Total expenses ............................................       107,754
   Minority interest ...........................................            (4)
   Extraordinary items .........................................          (436)
                                                                     ---------
     Net loss ..................................................     $  46,936
                                                                     =========
   Segmental assets ............................................     $  93,868      $ 24,477       $ 69,391
   Other assets not allocable to segments ......................        44,207
                                                                     ---------
     Total assets ..............................................     $ 138,075
                                                                     =========

                              MORTGAGE.COM, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                     Direct to     Business to
Year ended December 31, 1998                                           Total         Consumer        Business
----------------------------------------------------------------   -------------   ------------   -------------
                                                                                  (In thousands)
   Revenue:
    Secondary marketing revenue, net ...........................     $  28,598       $ 12,571        $ 16,027
    Loan production and processing fees, net ...................         5,338          1,826           3,512
    Management, technology and other fees ......................         1,868             --           1,868
    Interest income ............................................         6,998          2,056           4,942
                                                                     ---------       --------        --------
     Total revenue .............................................        42,802         16,453          26,349
                                                                     ---------       --------        --------
   Expenses:
    Compensation and employee benefits .........................        23,641         10,732          12,909
    Marketing and advertising ..................................         1,325            613             712
    Depreciation and amortization ..............................           743            240             503
    General and administrative .................................         7,997          3,008           4,989
    Interest expense ...........................................         7,111          2,274           4,837
                                                                     ---------       --------        --------
     Total segment expenses ....................................        40,817         16,867          23,950
                                                                                     --------        --------
   Segment (loss) income .......................................                     $   (414)       $  2,399
                                                                                     ========        ========
    Research and development not allocated to segments .........         2,888
    Expenses not allocated to segments .........................         5,175
                                                                     ---------
     Total expenses ............................................        48,880
     Net loss ..................................................     $  (6,078)
                                                                     =========
   Segmental assets ............................................     $ 176,373       $ 93,325        $ 83,048
   Other assets not allocable to segments ......................        17,065
                                                                     ---------
     Total assets ..............................................     $ 193,438
                                                                     =========

                                                                                    Direct to     Business to
Year ended December 31, 1997                                           Total         Consumer      Business
----------------------------------------------------------------   -------------   -----------   ------------
                                                                                 (In thousands)
   Revenue:
    Secondary marketing revenue, net ...........................     $  11,595      $  4,998       $  6,597
    Loan production and processing fees, net ...................         2,347           788          1,559
    Management, technology and other fees ......................         2,032            --          2,032
    Interest income ............................................         3,550           412          3,138
                                                                     ---------      --------       --------
     Total revenue .............................................        19,524         6,198         13,326
                                                                     ---------      --------       --------
   Expenses:
    Compensation and employee benefits .........................        12,058         4,781          7,277
    Marketing and advertising ..................................            58            51              7
    Depreciation and amortization ..............................           318            91            227
    General and administrative .................................         3,258           714          2,544
    Interest expense ...........................................         3,050           354          2,696
                                                                     ---------      --------       --------
     Total segment expenses ....................................        18,742         5,991         12,751
                                                                                    --------       --------
   Segment income ..............................................                    $    207       $    575
                                                                                    ========       ========
    Research and development not allocated to segments .........         1,078
    Expenses not allocated to segments .........................         3,235
                                                                     ---------
     Total expenses ............................................        23,056
     Net loss ..................................................     $  (3,532)
                                                                     =========
   Segmental assets ............................................     $  73,738      $ 31,243       $ 42,494
   Other assets not allocable to segments ......................         8,189
                                                                     ---------
     Total assets ..............................................     $  81,927
                                                                     =========

                              MORTGAGE.COM, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(17) SUBSEQUENT EVENT

     On March 27, 2000, the Company entered into a common stock purchase agreement with an investor granting the Company an option to sell stock to that investor over the next 24 months, commencing on the effective date of a registration statement. Under this commitment the Company will be able to sell, subject to certain conditions, up to a total of $40 million of its unissued common stock.

--------------------------------------------------------------------------------
                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Mortgage.com, Inc.:

     We have audited the accompanying consolidated balance sheets of Mortgage.com, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mortgage.com, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Fort Lauderdale, Florida
February 11, 2000, except for footnote 17, which is as of March 27, 2000

(b)          REPORTS ON FORM 8-K

         None.

(c)          EXHIBITS

          2.1                      Agreement dated October 7, 1999, among MDCM Acquisition Corp. (an affiliate of the registrant), CSC Holdings, LLC, Capital Savings Co.,
                                   Inc., PlanMax, Inc., ACM/USA, Inc., CSC Marketing Services, LLC, Todd
                                   Ballenger and Robert B. Ballenger
          3.1*                     Fourth Amended and Restated Articles of Incorporation, as amended
          3.2*                     Amended and Restated Bylaws
          4.1*                     $27,500,000 Note Purchase Agreement dated as of May 5, 1999 (schedules omitted)
          4.2*                     $8,000,000 Note Purchase Agreement dated as of February 26, 1999
                                   (schedules omitted)
          4.3*                     $3,000,000 Note Purchase Agreement dated as of April 19, 1999
                                   (schedules omitted)
          4.4*                     Registration Rights Agreement dated March 15,
                                   1996, between the Registrant and
                                   Mason-McDuffie Real Estate, Inc.
          4.5*                     Registration Rights Agreement dated May 1, 1996, between the Registrant and Raymond James & Associates, Inc.
          4.6*                     Registration Rights Agreement dated as of January 1, 1998, between the
                                   Registrant and Credit.com, LLC
          4.7*                     Series B Preferred Stock Purchase Agreement dated as of March 29, 1996 among the Registrant, purchasers of the Series B Preferred Stock,
                                   Purchasers of the Series C Preferred Stock, Purchasers of the Series D
                                   Preferred Stock, Andrew Heller, Kyle Meyer, John T. Rodgers, TeleBanc
                                   Capital Markets, Inc. and Dominion Fund IV, L.P., as amended
          4.8*                     Specimen certificate for shares of Registrant's common stock
          4.9*                     Recapitalization Agreement and Plan of Reorganization between the registrant and Mason-McDuffie Real Estate, Inc.
          4.10*                    Letter Agreement dated September 1, 1998 from
                                   the registrant to Technology Crossover
                                   Ventures II, L.P.
          10.1*                    Employment Agreement between the Registrant and Seth S. Werner dated
                                   January 1, 1999


          10.2*                    Employment Agreement between the Registrant and John J. Hogan dated May
                                   28, 1999
          10.3*                    Amended and Restated Employment Agreement between the Registrant and
                                   David Larson dated May 28, 1999
          10.4*                    Letter re Employment of John T. Rodgers dated May 26, 1999
                                       (a)  Noncompetition Agreement between the Registrant
                                            and John T. Rodgers dated May 26, 1999
          10.5*                    Purchase and Sale Agreement dated April 7, 1995 among the Registrant,
                                   Morbank Financial Systems, Inc., Globe Mortgage Company, John Buscema,
                                   and Financial Resources Group
                                       (a)  Waiver of Rights to Software
          10.6*                    Amended and Restated Stock Option Plan (as of March 24, 1999)
          10.7*                    Form of Stock Option Agreements under Employee Stock Option Plan
                                       (a)  Mortgage.com, Inc. (f/k/a First Mortgage Network,    Inc.)
                                       Non-Qualified Stock Option Agreement
                                       (b)  Mortgage.com, Inc. (f/k/a First Mortgage Network,    Inc.)
                                       Non-Qualified Stock Option Agreement (For        Employees of
                                       Network Members)
                                       (c)  Mortgage.com, Inc. (f/k/a First Mortgage Network,    Inc.)
                                       Incentive Stock Option Agreement
                                       (d)  Mortgage.com, Inc. Non-Qualified Stock Option        Agreement
                                       (Revised April 26, 1999)
                                       (e)  Mortgage.com, Inc. Non-Qualified Stock Option        Agreement
                                       (For Employees of Network Members       Revised April 26, 1999)
                                       (f)  Mortgage.com, Inc. Incentive Stock Option   Agreement (Revised
                                       April 26, 1999)
          10.8*                    Superior Bank Warrant Repurchase Agreement between Registrant and
                                   Superior Bank, FSB dated May 4, 1999
                                       (a)  First Amendment to Superior Bank Warrant Repurchase Agreement
                                            made as of August 11, 1999
          10.9*                    Agreement between Registrant and Superior Bank, FSB dated as of April
                                   1, 1998
          10.10*                   Common Stock Warrant dated April 1, 1998 to
                                   Superior Bank, FSB to purchase 300,000 shares
                                   of Common Stock at $5.00 per share
          10.11*                   Common Stock Warrant dated April 1, 1998 to
                                   Superior Bank, FSB to purchase 100,000 shares
                                   of Common Stock at $7.50 per share
          10.12*                   Amended and Restated Desktop Underwriter


                                   Seller/Servicer Software License and Subscription Agreement between
                                   Registrant and Fannie Mae executed October 15, 1998
          10.13*                   Mortgage Loan Processing Agreement between the Registrant and Atlanta
                                   Internet Bank, FSB dated as of April 1, 1998
          10.14*                   Atlanta Internet Bank Mortgage Center Mortgage Loan Origination,
                                   Processing, Purchase and Sale Agreement between Registrant and Atlanta
                                   Internet Bank, FSB dated as of April 1, 1998
          10.15*                   License, Staffing, Purchase and Sale Agreement between Registrant and
                                   Atlanta Internet Bank, FSB dated as of April 1, 1998
          10.16*                   Letter Agreement dated May 20, 1999, between the Registrant and NetBank
          10.17*                   $2,000,000 Note Purchase Agreement dated as of February 9, 1999
                                   (schedules omitted)
          10.18*                   Form of Common Stock Warrant dated August 31, 1997 with an exercise price of $7.50 per share (50,000 shares)
          10.19*                   Form of Common Stock Warrant dated January 30, 1998 with an exercise price of $7.50 per share (66,667 shares)
          10.20*                   Form of Warrant dated February 9, 1999 with an exercise price of $30.00 per share (6,668 shares)
          10.21*                   Form of Warrant dated February 26, 1999 with an exercise price of
                                   $30.00 per share (53,334 shares)
          10.22*                   Form of Warrant dated April 19, 1999 with an exercise price of $30.00 per share (20,004 shares)
          10.23                    Second Amended and Restated Warehousing Credit and Security Agreement
                                   (Syndicated Agreement) dated as of November 12, 1999, among the Registrant,
                                   Residential Funding Corporation and certain other lenders
                                       (a) First Amendment to Second Amended and Restated Warehousing
                                           Credit and Security Agreement (Syndicated Agreement) dated as of December 17, 1999
          10.24*                   Master Lease Agreement between Dominion Ventures, Inc. and Registrant dated as of April 1, 1998
          10.25                    First Amendment to Master Lease Agreement No. 10571 dated November 5,
                                   1998, between Dominion Ventures, Inc. and Registrant
          10.26*                   Agreement Regarding Creation of Western America Mortgage, Ltd. dated as of July 8, 1999 among the Registrant, FMN Management Company, Inc.,
                                   Western America Mortgage, Ltd., Amcalfund, Inc. and Mason-McDuffie Real
                                   Estate, Inc.


                                      (a)   Western America Mortgage, Ltd. Limited Partnership Agreement
                                            among FMN Management Company, Inc. and Amcalfund, Inc.
                                      (b)   Office Use and Services Agreement between Mason-McDuffie Real
                                            Estate, Inc. and Western America Mortgage, Ltd.
                                      (c)   Noncompetition and Option Agreement between Western America
                                            Mortgage, Ltd., Amcalfund, Inc., FMN Management Company, Inc.
                                            and Mason-McDuffie Real Estate, Inc.
          10.27*                   Domain Name Assignment Agreement dated as of January 1, 1999, between the Registrant and Credit.com, LLC
                                      (a)   Amendment No. 1 to Domain Name Assignment Agreement dated as of June 30, 1999 between the registrant and Credit.com, LLC
          10.28*                   Form of Director Indemnification Agreement dated as of April 15, 1999
          10.29*                   Form of Director/Officer Indemnification Agreement dated as of April
                                   15, 1999
          10.30*                   Form of Officer Indemnification Agreement dated as of April 15, 1999
          10.31*                   Waiver Agreement dated December 28, 1998, between Cendant Mortgage and
                                   Mortgage.com
          10.32*                   B. Anderson Young - Terms of Offer of Employment
                                       (a)  Non-competition Agreement for B. Anderson Young
          10.33                    Lease Agreement dated June 23, 1999, between the Registrant and ACP
                                   Office I, LLC.
          10.34                    Termination Agreement dated February 29, 2000, between Registrant and
                                   Intuit Lender Services, Inc.
          10.35                    Administrative Services and Technology
                                   Sharing Agreement dated as of January 27,
                                   2000, between the Registrant and
                                   Openclose.com, Inc.
          10.36                    Contribution Agreement dated as of January 27, 2000, among the
                                   Registrant, Openclose.com, Inc. and certain investors listed therein
          21.1                     List of Subsidiaries
          27.1                     Financial Data Schedule (for SEC use only)

         ---------
         *  Incorporated by reference from the registrant's Form S-1 (333-79757)

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MORTGAGE.COM, INC.

                               By:  /s/ SETH S. WERNER
                                    --------------------------------------------
                                    Seth S. Werner, Chairman, President and
                                    Chief Executive Officer

                               By:  /s/ EDWIN D. JOHNSON
                                    --------------------------------------------
                                    Edwin D. Johnson, Executive Vice President
                                    and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                              Title                         Date
-------------------------     ---------------------------------------   --------------
/s/ SETH S. WERNER            Chairman, President and Chief Executive   March 28, 2000
-------------------------         Officer
Seth S. Werner

/s/ JOHN HOGAN                Senior Executive Vice President and       March 28, 2000
-------------------------         Director
John Hogan

/s/ GEORGE A. NADDAFF         Director                                  March 28, 2000
-------------------------
George A. Naddaff

/s/ EDWIN D. JOHNSON          Executive Vice President and Chief        March 28, 2000
-------------------------         Financial Officer
Edwin D. Johnson

/s/ STEPHEN GREEN             Director                                  March 28, 2000
-------------------------
Stephen Green

/s/ MICHAEL K. LEE            Director                                  March 28, 2000
-------------------------
Michael K. Lee

                                 Exhibit Index

Exhibits               Description
--------               -----------
  2.1                  Agreement dated October 7, 1999, among MDCM Acquisition Corp. (an affiliate of the registrant), CSC Holdings, LLC, Capital Savings Co.,
                       Inc., PlanMax, Inc., ACM/USA, Inc., CSC Marketing Services, LLC, Todd
                       Ballenger and Robert B. Ballenger
  10.23                Second Amended and Restated Warehousing Credit and
                       Security Agreement (Syndicated Agreement) dated as of
                       November 12, 1999, among the Registrant, Residential
                       Funding Corporation and certain other lenders
  10.23(a)             First Amendment to Second Amended and Restated Warehousing
                       Credit and Security Agreement (Syndicated Agreement)
                       dated as of December 17, 1999
  10.25                First Amendment to Master Lease Agreement No. 10571 dated
                       November 5, 1998, between Dominion Ventures, Inc. and
                       Registrant
  10.33                Lease Agreement dated June 23, 1999, between the Registrant and ACP
                       Office I, LLC.
  10.34                Termination Agreement dated February 29, 2000, between Registrant and
                       Intuit Lender Services, Inc.
  10.35                Administrative Services and Technology
                       Sharing Agreement dated as of January 27,
                       2000, between the Registrant and
                       Openclose.com, Inc.
  10.36                Contribution Agreement dated as of January 27, 2000, among the
                       Registrant, Openclose.com, Inc. and certain investors listed therein
  21.1                 List of Subsidiaries
  27.1                 Financial Data Schedule (for SEC use only)