Form 10-Q
period 2000-03-31
MORTGAGE COM INC
filed 2000-05-15
CIK 1081182

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2000

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934.


             For the transition period from __________ to __________

                        Commission File Number 000-26787

                               Mortgage.com, Inc.
              Exact name of registrant as specified in its charter

               Florida                                    65-0435281
              ---------                               -------------------
    (State or other jurisdiction               (IRS Employer Identification No.)
         of incorporation or organization)

                 1643 North Harrison Parkway, Sunrise, FL 33323
                    (Address of principal executive offices)

                                 (954) 838-5000
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
         Class                                           On May 10, 2000
         -----                                           ---------------
Common Stock,  $ .01 par value                              44,280,263

                               MORTGAGE.COM, INC.
                               INDEX TO FORM 10-Q
                               ------------------


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

     ITEM 1.  Consolidated Balance Sheets as of March 31, 2000 and
              December 31, 1999 (Unaudited)...................................3

              Consolidated Statements of Operations for the three month
              periods ended March 31, 2000 and 1999 (Unaudited)...............4

              Consolidated Statements of Cash Flows for the three month
              periods ended March 31, 2000 and 1999 (Unaudited)...............5

              Notes to Consolidated Financial Statements......................6

     ITEM 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................11

     ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.....19

PART II. OTHER INFORMATION

     ITEM 1.  Legal Proceedings..............................................21

     ITEM 2.  Changes in Securities and Use of Proceeds......................21

     ITEM 3.  Defaults Upon Senior Securities................................21

     ITEM 4.  Submission of Matters to a Vote of Securities Holders..........21

     ITEM 5.  Other Information..............................................22

     ITEM 6.  Exhibits and Reports on Form 8-K...............................22


Signature         ...........................................................23

                         PART I - Financial Information


Item 1.  Financial Statements

                       MORTGAGE.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (In thousands except share data)
                                   (Unaudited)

                                                                                   March 31,          December 31,
                                                                                     2000                 1999
                                                                                ----------------     ----------------
ASSETS:
Cash and cash equivalents ...............................................       $       21,996       $        7,537
Mortgage loans available for sale, net ..................................               99,182               93,120
Property and equipment, net .............................................               14,965               16,408
Capitalized software development costs, net .............................                3,277                2,817
Goodwill and other intangible assets, net ...............................                9,375                9,780
Other assets ............................................................                7,726                8,413
                                                                                ----------------     ----------------
     Total assets .......................................................       $      156,521       $      138,075
                                                                                ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Warehouse and other notes payable .......................................       $       96,590       $       88,399
Accounts payable, accrued expenses and other liabilities ................                5,375               13,691
Capital lease obligations................................................                3,346                2,409
                                                                                ----------------     ----------------
     Total liabilities ..................................................              105,311              104,499
                                                                                ----------------     ----------------

Minority interest .......................................................                  170                  249

Shareholders' equity:
   Preferred stock of Opernclose.com, Inc. subsidiary, $.01 par value.
     Authorized 10,000,000 shares; issued and outstanding 3,000,000
     and no shares respectively .........................................                   30                   --
   Preferred stock, $.01 par value.  Authorized 15,000,000 shares;
     no shares issued and outstanding ...................................                   --                   --
   Common stock, $.01 par value. Authorized 210,000,000 shares; issued
     and outstanding 44,001,992 and 43,221,964 shares, respectively .....                  440                  432
   Additional paid-in capital ...........................................              136,944              107,011
   Unearned compensation ................................................               (8,326)              (8,860)
   Accumulated deficit ..................................................              (78,048)             (65,256)
                                                                                ----------------     ----------------
     Total shareholders' equity .........................................               51,040               33,327
                                                                                ----------------     ----------------
     Total liabilities and shareholders' equity .........................       $      156,521       $      138,075
                                                                                ================     ================

        See accompanying notes to the consolidated financial statements.

                       MORTGAGE.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)

                                                                              Three Months Ended
                                                                              ------------------
                                                                                   March 31
                                                                        --------------------------------
                                                                            2000              1999
                                                                        -------------     --------------
Revenues:
   Secondary marketing revenue, net ...........................         $     5,488       $      8,600
   Loan production and processing fees, net ...................               2,292              2,598
   Management, technology and other fees ......................                 714              1,991
   Interest income ............................................               1,673              2,677
                                                                        -------------     --------------
Total revenues ................................................              10,167             15,866
                                                                        -------------     --------------

Expenses:
   Compensation and employee benefits .........................              11,989              9,645
   Marketing and advertising...................................               1,123              1,536
   Research and development ...................................                 418                777
   Depreciation and amortization ..............................               2,029                698
   General and administrative .................................               5,773              3,759
   Interest expense ...........................................               1,706              2,650
                                                                        -------------     --------------
Total expenses ................................................              23,038             19,065
                                                                        -------------     --------------
Loss before minority interest .................................             (12,871)            (3,199)
Minority interest .............................................                  79                 --
                                                                        -------------     --------------
Net loss ......................................................         $   (12,792)      $     (3,199)
                                                                        =============     ==============

   Net loss ...................................................         $   (12,792)      $     (3,199)
   Preferred stock dividends:
     Paid .....................................................                  --               (179)
     Cumulative unpaid ........................................                  --               (750)
                                                                        -------------     --------------

Net loss available to common shareholders .....................         $   (12,792)      $     (4,128)
                                                                        =============     ==============

Net loss per share - basic and diluted                                  $      (.30)      $       (.44)
                                                                        =============     ==============

Weighted average number of shares..............................              43,385              9,492
                                                                        =============     ==============


        See accompanying notes to the consolidated financial statements.

                       MORTGAGE.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                         ------------------
                                                                                             March 31
                                                                                -------------------------------------
                                                                                     2000                 1999
                                                                                ----------------     ----------------
Net cash flows from operating activities:
   Net loss .............................................................       $      (12,792)      $       (3,199)
   Adjustments to reconcile net loss to cash provided by (used in)
     operating activities:
     Amortization and depreciation ......................................                2,029                  698
     Amortization of unearned compensation ..............................                  534                  193
     Provision for losses ...............................................                  158                  111
     Loss on disposal of property and equipment .........................                  121                 --
     Minority interest...................................................                  (79)                --
   (Increase) decrease in mortgage loans available for sale, net ........               (6,289)              10,232
   Changes in other assets and liabilities:
     Decrease (increase) in other assets.................................                  642               (1,311)
     (Decrease) increase in accounts payable, accrued expenses and other
     liabilities.........................................................               (7,533)                 419
     Decrease in deferred revenue........................................                 --                 (1,012)
                                                                                ----------------     ----------------
Net cash (used in) provided by operating activities .....................              (23,209)               6,131
                                                                                ----------------     ----------------

Net cash flows from investing activities:
   Additions to capitalized software development costs ..................                 (839)                (501)
   Additions to property and equipment...................................                 (553)                (110)
   Proceeds from sale and leaseback of property and equipment............                1,293                 --
   Purchase of companies, net of cash acquired ..........................                 --                    (91)
   Additions to intangible assets .......................................                 --                   (234)
                                                                                ----------------     ----------------
Net cash used in investing activities ...................................                  (99)                (936)
                                                                                ----------------     ----------------

Net cash flows from financing activities:
   Net proceeds (repayments) from warehouse notes payable ...............                8,193              (12,127)
   Proceeds from issuance of subordinated debentures.....................                 --                 10,000
   Proceeds from other notes payable ....................................                 --                    100
   Payment of other notes payable .......................................                   (2)                  (2)
   Payment of capital lease obligations .................................                 (394)                (148)
   Proceeds from issuance of common stock ...............................                 --                      1
   Costs of issuance of preferred stock .................................                 --                     (2)
   Proceeds from exercise of stock options ..............................                  255                 --
   Proceeds from exercise of warrants ...................................                  427                 --
   Proceeds from sale of interest in subsidiary .........................               30,000                 --
   Costs of sale of interests in subsidiary .............................                 (710)                --
   Dividends paid .......................................................                 --                   (179)
                                                                                ----------------     ----------------
Net cash provided by (used in) financing activities .....................               37,767               (2,357)
                                                                                ----------------     ----------------

Net increase (decrease) in cash and cash equivalents ....................               14,459                2,838
Cash and cash equivalents at beginning of period.........................                7,537                3,413
                                                                                ----------------     ----------------
Cash and cash equivalents at end of period...............................       $       21,996       $        6,251
                                                                                ================     ================
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest .............................       $        1,960       $        2,738
                                                                                ================     ================
   Cash paid during the period for income taxes .........................       $            4       $            1
                                                                                ================     ================


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

         In January 1999, the Company changed its name from First Mortgage Network, Inc. to Mortgage.com, Inc.

2.       Unaudited Interim Consolidated Financial Statements
         ---------------------------------------------------

         The consolidated financial statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 are unaudited. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 1999 as set forth in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments of a recurring nature which are necessary to present a fair statement of results for the interim periods have been made. The unaudited results of operations for the interim periods are not necessarily indicative of the results for the full year or any future period.

         All share and per share amounts, and additional paid-in capital, have been restated to reflect a seven-for-one common stock split effective August 11, 1999.

3.       Use of Estimates
         ----------------

         In preparation of the consolidated financial statements, management has considered all events and/or transactions that are subject to reasonable and normal methods of estimation, and the financial statements reflect that consideration. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

4.       Other Assets
         ------------

         The Company entered into an agreement in 1996 to sell internally developed software to an investment firm. As a condition to the agreement, the Company entered into a ten-year distribution and profit sharing agreement for the software with the same investment firm. The purchase price of the software was $10,800,000 of which $1.61 million was received in cash. Due to certain contract contingencies, the proceeds from the transaction, net of related costs, were recorded as deferred revenue to be recognized when the contingencies were satisfied. The related note was included in accounts and notes receivable on the balance sheet at December 31, 1998 at its discounted net present value and, due to the contingencies affecting collectibility, was fully reserved for at December 31, 1998. On March 31, 1999, this software profit sharing agreement was sold to an unrelated company as part of a sale of a subsidiary of the Company. The Company was relieved of any further obligations. As a result, the $1.01 million in deferred revenue was recorded as management, technology and other fees income in the three months ended March 31, 1999.

5.       Shareholders' Equity
         --------------------

         (a)    Common Stock Transactions

         During January 1999, the Company issued 140,000 shares of common stock at a value of $4.61 per share in connection with the acquisition of the Internet domain name www.mortgage.com as described in Note 5.

         Options to purchase 185,028 shares of common stock were exercised during the three month period ending March 31, 2000.

         (b)    Stock Warrant Transactions

         During the three month period ending March 31, 2000, 595,000 common stock warrants were exercised.

         On January 1, 2000, the Company issued warrants to purchase 233,331 shares of common stock to John Rodgers, Andrew Heller and Kyle Meyer as earn-out consideration in connection with our merger with American Finance & Investment in 1998. The exercise price of the warrants is $1.071. The issuance of these warrants is exempt pursuant to Section 4(2) as a transaction by an issuer not involving a public offering.

         On March 27, 2000, the Company issued warrants to purchase 332,060 shares of common stock to Ladenburg Thalmann & Co., Inc. in consideration of certain investment banking services performed in connection with an equity line of credit we entered into with Sugarplum Investments Limited. The exercise price of the warrants is $2.4092. The issuance of these warrants is exempt pursuant to Section 4(2) as a transaction by an issuer not involving a public offering.

         On March 27, 2000, the Company issued warrants to purchase 332,060 shares of common stock to Sugarplum Investments Limited in consideration of Sugarplum providing us with an equity line of credit. The exercise price of the warrants is $2.4092. The issuance of these warrants is exempt pursuant to Regulation S under the Securities Act of 1933. Ladenburg Thalmann & Co. Inc. acted as placement agent in connection with the issuance of these warrants and received warrants to purchase 332,060 shares of common stock as partial compensation for its services.

         (c)    Openclose.com, Inc. Subsidiary

         On January 27, 2000, the Company contributed certain assets constituting the Company's "Openclose" division to a newly formed corporation, Openclose.com, Inc., in exchange for $24 million in cash and common stock of Openclose.com representing 51 percent of its outstanding securities. Simultaneously with this contribution, certain accredited investors contributed $30 million in cash to Openclose.com in exchange for convertible preferred stock representing the remaining 49 percent of its outstanding securities. The assets contributed by the Company consisted primarily of the www.openclose.com Internet web site, the programming and computer code, and certain customer contracts pertaining to the web site. These contributed assets were carried on the Company's balance sheet at a nominal amount. The Company has accounted for the transaction as a capital contribution.

         (d)    Additional Financing

         On March 27, 2000, the Company entered into a common stock purchase agreement with an investor granting the Company an option to sell stock to that investor over the next 24 months, commencing on the effective date of a registration statement. Under this commitment, the Company will be able to sell, subject to certain conditions, up to a total of $40 million of its unissued common stock.

         (e)    Unearned Compensation

         Unearned compensation resulted when stock options were granted in 1998 and 1999 at prices that were subsequently determined to be less than their estimated fair value. The Company recorded an estimate of the excess of fair value over the exercise price of approximately $16.6 million as a separate component of shareholders' equity. During the three month periods ended March 31, 2000 and 1999, the Company amortized approximately $534,000 and $193,000 to compensation and employee benefits expense, respectively. As the Company's stock option plan has a five-year vesting requirement, the remaining deferred compensation cost is being amortized on a straight line basis over the vesting period. Stock-based compensation is a non-cash expense.

6.       Income Taxes
         ------------

         No current or deferred provision for income taxes was recorded for the three month periods ended March 31, 2000 and 1999 due to the Company's operating losses in the respective periods.

7.       Segment Information
         -------------------

         The Company operates in two reportable business segments: the Direct to Consumer reportable Segment, which includes the Mortgage.com Internet web site which originates mortgage loans that are subsequently sold in the secondary market; and the Business to Business reportable Segment, which includes back-office mortgage services for lenders, realtors, homebuilders and software and Internet conduits, technology platform licenses to mortgage industry participants and the Openclose.com web site that enables brokers, lenders and insurance companies to conduct their business through a neutral Internet site with selected financial institutions using automated underwriting capabilities provided by the Federal National Mortgage Association. The Business to Business reportable Segment generates revenues by charging fees for these services or by funding and selling loans originated through a business customer in the secondary market. These segments are characterized by the nature of their customers and represent components of the Company about which separate financial information is available that is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Summarized financial information concerning the business segments is shown in the following table: (Certain expenses that are not directly attributable to the business channels have not been allocated to segments in these tables.)


(In Thousands)                                                                         Business to            Direct to
                                                                   Total                Business              Consumer
                                                              ---------------        --------------        --------------
Three months ended March 31, 2000
   Revenues:
     Secondary marketing revenue, net ....................     $       5,488         $      5,077          $     411
     Loan production and processing fees, net ............             2,292                2,050                242
     Management, technology and other fees ...............               714                  709                  5
     Interest income .....................................             1,673                1,486                187
                                                               ---------------       --------------        --------------
   Total revenues ........................................            10,167                9,322                845





   Expenses:
     Compensation and employee benefits ..................            10,021                9,526                495
     Marketing  and advertising...........................             1,118                1,115                  3
     Depreciation and amortization .......................             1,539                1,487                 52
     General and administrative ..........................             3,737                3,523                214
     Interest expense ....................................               310                  289                 21
                                                               ---------------       --------------        --------------
   Total segment expenses ................................            16,725               15,940                785
                                                                                     --------------        --------------
   Segment loss ..........................................                           $     (6,618)         $      60
                                                                                     --------------        --------------
   Research and development not allocated to segments ....               418
   Expenses not allocated to segments ....................             5,895
                                                               ---------------
   Total expenses ........................................            23,038
                                                               ---------------
   Loss before minority interest .........................           (12,871)
   Minority interest .....................................                79
                                                               ---------------
   Net loss ..............................................     $       5,895
                                                               ===============

Segment assets at March 31, 2000 .........................     $      99,182         $     84,690          $  14,492
                                                                                     --------------        --------------
Other assets not allocated to segments ...................            57,339
                                                               ---------------
Total assets .............................................     $     156,521
                                                               ===============

Three Months ended March 31, 1999
   Revenues:
     Secondary marketing revenue, net ....................     $       8,600         $      6,147          $   2,453
     Loan production and processing fees, net ............             2,598                2,065                533
     Management, technology and other fees ...............             1,991                1,991                 --
     Interest income .....................................             2,677                2,155                522
                                                               ---------------       --------------        --------------
   Total revenues ........................................            15,866               12,358              3,508
                                                               ---------------       --------------        --------------

   Expenses
     Compensation and employee benefits ..................             8,753                6,246              2,508
     Marketing  and advertising...........................             1,349                  998                351
     Depreciation and amortization .......................               385                  293                 91
     General and administrative ..........................             2,988                2,482                506
     Interest expense ....................................             2,507                2,005                502
                                                                   -----------       --------------        --------------
   Total segment expenses ................................            15,982               12,025              3,957
                                                                                     --------------        --------------
   Segment loss ..........................................                           $        333          $    (449)
                                                                                     --------------        --------------
   Research and development not allocated to segments ....               776
   Expenses not allocated to segments ....................             2,307
                                                               ---------------
   Total expenses ........................................            19,065
                                                               ---------------
   Net loss  .............................................     $      (3,199)
                                                               ===============




Segment assets at March 31, 1999 .........................     $     166,149         $    113,713          $  52,436
Other assets not allocated to segments ...................            22,656
                                                               ---------------
Total assets .............................................     $     188,805
                                                               ===============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion of the financial condition and results of operations of Mortgage.com, Inc. should be read in conjunction with the Financial Statements and the related Notes included in this Form 10-Q. This discussion contains, in addition to historical information, "forward-looking" statements that reflect our current views with respect to future events and financial performance. We use words such as "anticipate," "believe," "expect," "future," "plan" and "intend," and similar expressions, to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, and you should not unduly rely on these forward looking statements.


Overview
--------

         We are a provider of mortgage services to consumers and to businesses and a leading provider of such services on the Internet. We have developed state-of-the-art technology to support the origination, processing, underwriting, closing and secondary marketing of mortgage loans. We use this technology as a platform to provide mortgage financing directly to borrowers and to enable our clients, such as mortgage brokers, mortgage banks, Realtors and homebuilders, to improve the efficiency and effectiveness of their operations.

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

         We provide similar services for mortgages originated directly with borrowers through our direct-to-consumer channels. We originate mortgages directly with borrowers through www.mortgage.com and several other web sites and through our loan counselors stationed at the point-of-sale of homes. In February 2000, we initiated plans to convert our loan officer point of sale originations to the installation of various web-based solutions in the offices of our Realtor and homebuilder clients. We have also enabled our loan officers to market point of sale Internet solutions to real estate and other companies.

         We also developed www.openclose.com, a web site where participating mortgage lenders, brokers and loan correspondents pay for the opportunity to exchange lender product and pricing information, automated underwriting data, mortgage insurance certificates and borrower application information in an online environment. The www.openclose.com web site became available for commercial use in 1999 and over 1,160 brokers and 24 lenders have agreed to participate in the program as of May 10, 2000.

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

         Loans that we originate directly from borrowers or through our business clients generate loan origination fees. Loans that we fund, including loans originated by our business partners and clients, generate gains or losses when we sell the loans to independent mortgage investors in the secondary market. When we sell a loan in the secondary market, we achieve a net gain, or suffer a net loss, equal to the difference between the amount we funded or paid for the loan and the price at which the loan is sold to the secondary market investor. Typically, we obtain commitments from investors to buy loans on a loan-by-loan basis at the same time we lock an interest rate for the borrower. We have sold and intend to continue to sell all loans, together with the associated servicing rights, in the secondary market. Origination fees, or "points," and secondary marketing gains or losses are recorded as "Secondary marketing revenue, net" in our financial statements.

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

         We have experienced substantial losses since inception and, as of March 31, 2000, have an accumulated deficit of $78.0 million. These net losses and the accumulated deficit are a result of investments in our technology infrastructure and personnel in anticipation of growth in loan volumes from both our business-to-business and direct-to-consumer channels and from a $10 million advertising campaign in 1999 to increase the awareness of the Mortgage.com brand name. We do not expect to be profitable until at least the latter half of 2002. Our plan to achieve profitability includes:


         o a reduction in our costs per loan through economies of scale we achieve from higher loan volumes;

         o developing the recognized standard technology platform for originating, underwriting, processing, closing and selling mortgages over the Internet;

         o increased automation of the loan process, which will reduce our cost to produce each loan; and

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

         On October 7, 1999, we terminated our agreement with Intuit Lender Services, Inc. ("ILSI") for the provision of conforming loan mortgage services to the Quicken mortgage.com web site. Upon notice of termination, we were immediately relieved of certain exclusivity restrictions, and minimum loan obligations specified in the agreement will be reduced by 1/12 per month over a 12-month period. We processed 631 loans from the agreement in the quarter ended March 31, 2000, and we anticipate the reduced loan volume from this termination will be replaced by new co-branded Internet channels on better economic terms for the Company. In addition, on November 9, 1999, ILSI terminated a second agreement concerning the provision for sub-prime mortgage services. Upon notice of termination, we were immediately relieved of certain exclusivity restrictions and minimum loan obligations specified in the agreement will be reduced by 1/9 each month over a period of nine months. We processed 26 loans from this agreement in the quarter ended March 31, 2000, and accordingly, do not anticipate that the termination of this agreement will have a material adverse effect on the Company's sub-prime loan business.

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

Results of Operations
---------------------

         The following table sets forth the percentage of total revenue of selected line items included in our statement of operations for the periods indicated:

                                                                                   Three Months Ended
(Unaudited)                                                                             March 31,
                                                                           ----------------------------------
                                                                               2000               1999
                                                                           --------------   -----------------
Revenue:
   Secondary marketing revenue, net ..................................          54.0  %           54.2   %
   Loan production and processing fees, net ..........................          22.5              16.4
   Management, technology and other fees .............................           7.0              12.5
   Interest income....................................................          16.5              16.9
                                                                           ---------------   ----------------
Total revenue ........................................................         100.0             100.0
                                                                           ---------------   ----------------

Expenses:
   Compensation and employee benefits ................................         117.9              60.8
   Marketing and advertising..........................................          11.0               9.7
   Research and development ..........................................           4.1               4.9
   Depreciation and amortization .....................................          20.0               4.4
   General and administrative ........................................          56.8              23.7
   Interest expense ..................................................          16.8              16.7
                                                                           ---------------   ----------------
Total expenses .......................................................         226.6             120.2
                                                                           ---------------   ----------------
Loss before minority interest ........................................        (126.6)            (20.2)
Minority interest ....................................................           0.8               -
                                                                           ---------------   ----------------
Net loss .............................................................        (125.8)  %         (20.2)  %
                                                                           ===============   ================

        Comparison of Three Months Ended March 31, 2000 to March 31, 1999


Revenue
-------

         Total revenue decreased 36% to $10.2 million for the three months ended March 31, 2000 from $15.9 million in the comparable period in 1999. The total dollar amount of closed loans that we originated was $571 million for the three month period ended March 31, 2000, $484 million from purchase-money mortgages and $87 million from refinances. In the comparable period in 1999, we originated $752 million in dollar amount of closed loans, $353 million from purchase-money mortgages and $399 million from refinances. From these originations, we funded and sold in the secondary market $383 million for the three month period ended March 31, 2000 as compared to $606 million in the comparable period last year. Other mortgage lenders funded the loans that we originated but chose not to fund. The decrease in revenue resulted primarily from lower volumes of loans originated due to the effect of higher interest rates on mortgage demand in 2000.

         Secondary marketing revenue, net. Gains and other revenue from the origination and secondary marketing of mortgage loans decreased 36% to $5.5 million for the three month period ended March 31, 2000 from $8.6 million in the comparable period in 1999. The decrease resulted primarily from the decreases in the total dollar amount of loans we originated, funded and sold due to the effect of higher interest rates on loan demand in 2000, especially on refinanced loans.

         Loan production and processing fees, net. Total loan production and processing fees, less amounts paid to third parties for processing services, decreased 12% to $2.3 million for the three months ended March 31, 2000 from $2.6 million in the comparable period in 1999. The decrease in production and processing fees resulted from an overall decrease in loan volume. Approximately 26.5% and 17.0% of these fees came from ILSI during the three month periods ended March 31, 2000 and 1999, respectively. Fees from ILSI in the three months ended March 31, 2000 included $420,000 from the settlement of outstanding fees in the termination of the contracts. Fees from this source will cease in future periods with the phase-out of the ILSI contract.

         Management, technology and other fees. Total revenue from management, technology and other fees decreased 64% to $714,000 for the three month period ended March 31, 2000 from $2.0 million in the comparable period in 1999. The 1999 amount includes recognition of $1.0 million in previously deferred revenue from the sale of software that we no longer use in our business. Also, specific software development and projects for others that generated income in 1999 were completed prior to 2000.

         Interest income. Interest income decreased 37% to $1.7 million for the three month period ended March 31, 2000 from $2.7 million in the comparable period in 1999. The decrease was primarily related to lower volume of originated loans and of loans earning interest prior to sale.

Expenses
--------

         Total expenses increased 2% to 23.0 million in the three months ended March 31, 2000 from $19.1 million in the comparable period in 1999. This increase reflects the overall growth that has occurred throughout 1999 to initiate and develop our business-to-business strategy. The personnel, occupancy, equipment and other costs have been incurred to position us to accomplish this strategy.

         Compensation and employee benefits. Compensation and employee benefits consist primarily of management and employee salaries, bonuses and commissions and related costs as well as the cost of personnel from temporary agencies. Total compensation and benefit costs increased 25% to $12.0 million for the three month period ended March 31, 2000 from $9.6 million in the comparable period in 1999. Compensation and benefits represents 117.9% of revenues in the three months ended March 31, 2000 and 60.8% of revenues in the comparable period in 1999. The dollar increase in total compensation and benefit costs resulted primarily from an increase in personnel from 594 at March 31, 1999 to 658 at March 31, 2000 to support our Internet expansion and related technical and administrative support services. We expect total compensation and employee benefits to decrease in absolute dollars as we have initiated a restructuring of operations to fully develop our business to business strategy. This initiative combines operational responsibilities into more effective units requiring fewer personnel than we had at December 31, 1999, when we employed 776 personnel. We also expect efficiencies to result from our use of technological advancements to reduce the time and paper trail used in originating mortgages. Total compensation and benefit costs increased as a percentage of revenue due to the reduced revenue level discussed above.

         Included in "Compensation and employee benefits" is the amortization of unearned compensation which resulted when stock options we granted during 1998 and 1999 were subsequently deemed to have exercise prices less than the estimated fair market value of our common stock at the time of grant. In 1999, we recorded approximately $16.6 million in unearned compensation, and we amortized approximately $534,000 and $193,000 of that amount to expense in the three month periods ended March 31, 2000 and 1999, respectively. The remaining balance will be amortized on a straight line basis over the remaining vesting periods of the underlying options. Stock-based compensation is a non-cash expense.

         Marketing and advertising. Marketing and advertising expenses consist primarily of leads generated through Internet marketing and distribution agreements or co-branding arrangements, as well as the cost of trade-show participation. Marketing and advertising expenses also include fees paid to other web sites and business partners for lead generation. Marketing and advertising expenses decreased 27% to $1.1 million for the three month period ended March 31, 2000, or 11.0% of revenue, from $1.5 million in the comparable period in 1999, or 9.7% of revenue. The decrease was directly related to the reduced levels of co-branding costs with the termination of the ILSI contracts. We believe that marketing and advertising expenses will increase as we expand our strategic partnerships with other web sites to drive more traffic to our web site. There were no expenses related to the 1999 branding advertising campaign in either period.

         Research and development. Research and development costs consist primarily of compensation and benefit costs of development personnel, materials, computer equipment and supplies consumed in software development and related facility costs. Research and development expenses decreased 46% to $418,000 for the three months ended March 31, 2000, or 4.1% of revenue, from $777,000 in the comparable period in 1999, or 4.9% of revenue. These expenses primarily include product development to integrate CLOser with newly-acquired Internet technology and third-party software and web platforms. During the three months ended March 31, 2000, development personnel directed their attention to projects that were capitalizable, reducing the current research and development expense. We believe additional investment in research and development is essential to our success and we expect these expenses will increase in future periods.

         Depreciation and amortization. Depreciation and amortization consists of depreciation of capital equipment, amortization of goodwill related to acquisitions, amortization of the Mortgage.com domain name intangible asset and amortization of capitalized software development costs. Depreciation and amortization expenses increased 187% to $2.0 million for the three months ended March 31, 2000, or 20.0% of revenue, from $698,000 in the comparable period in 1999, or 4.4% of revenue. The increase was a result of increased expenditures for an expansion of our Internet infrastructure, consolidation of our Florida facilities into our new home office in January 2000, acquisition of capital equipment to support call center operations, additions to goodwill from the AFI acquisition and payments relating to the Online Capital and Mortgage.com name acquisitions. During the three months ended March 31, 2000, $290,000 was amortized on the intangible asset compared to $6,000 in the comparable period in 1999.

         General and administrative. General and administrative costs include telephone and communication costs, rent and other occupancy costs, equipment leases, loan transfer fees and consulting and professional expenses. General and administrative expenses increased 53% to $5.8 million for the three months ended March 31, 2000, or 56.8% of revenue, from $3.8 million in the comparable period in 1999, or 23.7% of revenue. The increase in general and administrative expenses resulted from additional rent, communication costs and other expenses related to call center operations, the new home office and the effect of the personnel increase. We expect general and administrative expenses to increase in absolute dollars at a slower rate as we continue to grow but decrease as a percentage of revenue as mortgage loan volume increases.

         Interest expense. Interest expense, which includes interest on subordinated debt and on capital lease obligations, decreased 37% to $1.7 million in the three month period ended March 31, 2000, compared to $2.7 million in the comparable period in 1999. The decrease was a result of the interest on the $40.5 million in subordinated debt issued in February 1999 and the effect of reduced loan originations on warehouse lines in 2000. 5.

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


         From the Company's inception until the initial public offering in August 1999, operations were funded primarily through net cash proceeds from private issuances of preferred stock. In February 1999, we also received gross proceeds from the issuance of subordinated notes totaling $10.0 million. All preferred stock converted into common stock at the date of the public offering in August, and the subordinated debt was repaid with the proceeds of the public offering

         Our primary need for operating capital is for the funding of mortgage loans between closing and eventual delivery to secondary market investors. We fund these loans through warehouse lines of credit and collateralized loan purchase agreements with banks and other financial institutions. We currently have a single syndicated line of credit for $110 million and loan purchase agreements with Greenwich Capital and Superior Bank of $50 million and $10 million, respectively. These financing arrangements generally provide between 97% and 99% of the principal amounts needed to fund mortgage loans and are collateralized by the underlying mortgages. The average time between funding closed mortgages and receipt of loan sale proceeds from investors was approximately 17 days during the three months ended March 31, 2000.

         As of March 31, 2000, we had cash and cash equivalents of $22.0 million. Excess cash has been temporarily deposited against the warehouse balances to enhance our return on cash. In January 2000, we raised $24.0 million in cash by contributing the assets of www.openclose.com to a newly formed subsidiary, Openclose.com, Inc. Openclose.com raised $30.0 million in cash from the sale of preferred stock representing 49% of the outstanding voting stock of Openclose.com, $24.0 million of which was paid to us in connection with our contribution of the Openclose.com assets.

         Net cash used in operating activities for the three months ended March 31, 2000 totaled $23.1 million. This cash was used primarily to fund losses, increase the mortgage loans available for sale and reduce other liabilities.

         Net cash used in investing activities in the three months ended March 31, 2000 totaled $88,000 primarily for costs related to software development, offset by disposals of property and equipment in locations vacated in the move to the new home office.

         Net cash provided by financing activities for the three months ended March 31, 2000 totaled $37.6 million, as $30.0 million in proceeds from sale of interest in the Openclose.com subsidiary was used partly to reduce warehouse and other notes payable.

         Currently, we have net operating loss carryforwards of approximately $57.7 million available to reduce future taxable income, which carryforwards expire on various dates from 2008 to 2019.

         Since inception, we have significantly increased our operating costs and we anticipate that we will continue to experience significant increases in our operating costs for the foreseeable future. In addition, we may use cash resources, including a portion of the remaining net proceeds of our initial public offering, to fund acquisitions or investments in joint ventures, businesses, technologies and products or services complementary to our business. Increased loan volume also requires additional cash to fund the loans. On March 27, 2000, we entered into a common stock purchase agreement with an investor granting the Company an option to sell stock to that investor over the next 24 months, commencing on the effective date of a registration statement. Under this commitment the Company will be able to sell, subject to certain conditions, up to a total of $40 million of its unissued common stock.


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

         We currently sell more than 90% of the loans sold through best efforts commitments, which means we do not suffer a penalty if the loans do not close. We sell some loans, including sub-prime loans, on a mandatory delivery basis. Selling on a mandatory delivery basis means we are required to sell the loans to a secondary market investor at a price we agree upon, regardless of whether the loans close. This potentially generates greater revenue for us because secondary market investors are willing to pay more for a mandatory delivery commitment from us. However, it also exposes us to greater losses if the loans do not close.

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



                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings

              We are not a party to any material litigation.

Item 2.       Changes in Securities and Use of Proceeds

              On January 1, 2000, we issued warrants to purchase 233,331 shares of common stock to John Rodgers, Andrew Heller and Kyle Meyer as earn-out consideration in connection with our merger with American Finance & Investment in 1998. The exercise price of the warrants is $1.071. The issuance of these warrants is exempt pursuant to Section 4(2) as a transaction by an issuer not involving a public offering.

              On March 27, 2000, we issued warrants to purchase 332,060 shares of common stock to Ladenburg Thalmann & Co., Inc. in consideration of certain investment banking services performed in connection with an equity line of credit we entered into with Sugarplum Investments Limited. The exercise price of the warrants is $2.4092. The issuance of these warrants is exempt pursuant to Section 4(2) as a transaction by an issuer not involving a public offering.

              On March 27, 2000, we issued warrants to purchase 332,060 shares of common stock to Sugarplum Investments Limited in consideration of Sugarplum providing us with an equity line of credit. The exercise price of the warrants is $2.4092. The issuance of these warrants is exempt pursuant to Regulation S under the Securities Act of 1933. Ladenburg Thalmann & Co. Inc. acted as placement agent in connection with the issuance of these warrants and received warrants to purchase 332,060 shares of common stock as partial compensation for its services.

Item 3.       Defaults Upon Senior Securities

              Not applicable.

Item 4.       Submission of Matters to a Vote of Securities Holders

              Not applicable.

Item 5.       Other Information

              Not applicable.

Item 6.       Exhibits and Reports on Form 8-K

     (a)      Exhibits

       2.1*          Common Stock Purchase Agreement dated March 27, 2000,
                     between the Company and Sugarplum Investments Limited
       2.2*          Registration Rights Agreement dated March 27, 2000, between the Company and Sugarplum Investments Limited
       2.3*          Escrow Agreement dated as of March 27, 2000, among the
                     Company, Sugarplum Investments Limited and Epstein Becker &
                     Green, P.C.
       2.4*          Letter Agreement dated February 23, 2000, between the
                     Company and Ladenburg Thalmann & Co. Inc.
                          *(a) Amendment to Letter Agreement
       2.5*          Stock Purchase Warrant dated March 28, 2000, issued to
                     Ladenburg Thalmann & Co. Inc.
       2.6*          Stock Purchase Warrant dated March 28, 2000, issued to
                     Sugarplum Investments Limited
       10.1**        Termination Agreement dated February 29, 2000, between the
                     Company and Intuit Lender Services, Inc.
       10.2*         Second Amendment to Master Lease Agreement No. 10571 dated
                     February 16, 2000, between Dominion Ventures, Inc. and the
                     Company
       10.3**        Administrative Services and Technology Sharing Agreement
                     dated as of January 27, 2000, between the Company and
                     Openclose.com, Inc.
       10.4**        Contribution Agreement dated as of January 27, 2000, among the Company, Openclose.com, Inc. and certain investors
                     listed therein
       10.5          Second Amendment to Second Amended and Restated Warehousing
                     Credit and Security Agreement among the Company,
                     Residential Funding Corporation and certain other Lenders
                     dated March 17, 2000
       27            Financial Data Schedule
      ---------------------------
      * Incorporated by reference from the registrant's Form S-1 (333-34444) ** Incorporated by reference from the registrant's Form 10-K for
          December 31, 1999 (000-26787)

     (b)      Reports on Form 8-K

              A Form 8-K was filed on January 27, 2000 related to the contribution of assets from a division of the Company to a newly-formed corporation, Openclose.com, Inc., in exchange for $24 million in cash and common stock of Openclose.com, Inc. representing 51% of its outstanding securities. Simultaneously, certain accredited investors contributed $30 million in cash to Openclose.com, Inc. in exchange for convertible preferred stock representing the remaining 49 percent of its outstanding securities.

              A Form 8-K was filed on March 28, 2000 related to a common stock purchase agreement with an investor granting the Company an option to sell stock to that investor over the next 24 months, commencing on the effective date of a registration statement. Under this commitment, the Company will be able to sell, subject to certain conditions, up to a total of $40 million of its unissued common stock.





                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MORTGAGE.COM, INC.
                                  Registrant


Dated:  May 12, 2000
                                  /s/  Edwin D. Johnson
                                  ----------------------------------------------
                                  Edwin D. Johnson, its duly authorized officer, Executive Vice President-Chief Financial
                                     Officer