Form 10-Q
period 2000-06-30
MORTGAGE COM INC
filed 2000-08-14
CIK 1081182

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2000
                                                 -------------

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

                 1643 North Harrison Parkway, Sunrise, FL 33323
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (954) 838-5000
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                Number of Shares Outstanding
         Class                                     On August 7, 2000
         -----                                     -----------------
Common Stock, $ .01 par value                         44,325,772

                               MORTGAGE.COM, INC.
                               INDEX TO FORM 10-Q
                               ------------------


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

     ITEM 1.  Consolidated Balance Sheets as of June 30, 2000 and
              December 31, 1999 (Unaudited)...................................3

              Consolidated Statements of Operations for the three month and six month periods ended June 30, 2000 and 1999 (Unaudited)......4

              Consolidated Statements of Cash Flows for the six month
              period ended June 30, 2000 and 1999 (Unaudited).................5

              Notes to Unaudited Consolidated Financial Statements............6

     ITEM 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................12

     ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.....21

PART II. OTHER INFORMATION

     ITEM 1.  Legal Proceedings..............................................23

     ITEM 2.  Changes in Securities and Use of Proceeds......................23

     ITEM 3.  Defaults Upon Senior Securities................................24

     ITEM 4.  Submission of Matters to a Vote of Securities Holders..........24

     ITEM 5.  Other Information..............................................25

     ITEM 6.  Exhibits and Reports on Form 8-K...............................25


Signature         ...........................................................26

                         PART I - Financial Information


Item 1.  Financial Statements

                       MORTGAGE.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                   (Unaudited)

                                                                                   June 30,           December 31,
                                                                                     2000                 1999
                                                                                ----------------     ----------------
ASSETS:
Cash and cash equivalents ...............................................       $       14,720       $        7,537
Mortgage loans available for sale, net ..................................               84,553               93,120
Receivable from sale of mortgage loans...................................                6,514                  748
Property and equipment, net .............................................               14,490               16,408
Capitalized software development costs, net .............................                3,552                2,817
Goodwill and other intangible assets, net ...............................                8,969                9,780
Other assets ............................................................                4,728                7,665
                                                                                ----------------     ----------------
     Total assets .......................................................       $      137,526       $      138,075
                                                                                ================     ================

a.       LIABILITIES AND SHAREHOLDERS' EQUITY:
Warehouse and other notes payable .......................................       $       87,547       $       88,399
Accounts payable, accrued expenses and other liabilities ................                7,043               13,691
Capital lease obligations................................................                2,916                2,409
                                                                                ----------------     ----------------
     Total liabilities ..................................................               97,506              104,499
                                                                                ----------------     ----------------

Minority interest .......................................................                 --                    249

Shareholders' equity:
   Preferred stock of Openclose.com, Inc. subsidiary, $.01 par value.
     Authorized 10,000,000 shares; issued and outstanding 3,000,000 and
     no shares, respectively.............................................                   30                 --
   Preferred stock, $.01 par value. Authorized 15,000,000 shares; no
     shares issued and outstanding.......................................                 --                   --
   Common stock, $.01 par value. Authorized 210,000,000 shares; issued
     and outstanding 44,321,812 and 43,221,964 shares, respectively .....                  443                  432
   Additional paid-in capital ...........................................              135,200              107,011
   Unearned compensation ................................................               (6,468)              (8,860)
   Accumulated deficit ..................................................              (89,185)             (65,256)
                                                                                ----------------     ----------------
     Total shareholders' equity .........................................               40,020               33,327
                                                                                ----------------     ----------------
     Total liabilities and shareholders' equity .........................       $      137,526       $      138,075
                                                                                ================     ================

        See accompanying notes to the consolidated financial statements.

                       MORTGAGE.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)


                                                                 Three Months Ended               Six Months Ended
                                                                     June 30,                          June 30,
                                                           ------------------------------   -------------------------------
                                                                 2000             1999            2000             1999
                                                           --------------   -------------   --------------   --------------
Revenue:
   Secondary marketing revenue, net ..................     $      6,162     $      9,946    $      11,649    $      18,546
   Loan production and processing fees, net ..........            1,857            3,103            4,149            5,701
   Management, technology and other fees .............              480              967            1,195            2,958
   Interest income ...................................            2,536            2,882            4,209            5,559
                                                           --------------   -------------   --------------   --------------
Total revenue ........................................           11,035           16,898           21,202           32,764
                                                           --------------   -------------   --------------   --------------

Expenses:
   Compensation and employee benefits ................           11,034           12,713           23,023           22,358
   Marketing and advertising..........................              666            3,043            1,789            4,580
   Research and development ..........................              788              593            1,206            1,370
   Depreciation and amortization .....................            2,181            1,154            4,210            1,852
   General and administrative ........................            5,184            4,416           10,957            8,174
   Interest expense ..................................            2,239            3,536            3,945            6,186
                                                           --------------   -------------   --------------   --------------
Total expenses .......................................           22,092           25,455           45,130           44,520
                                                           --------------   -------------   --------------   --------------
Loss before minority interest.........................          (11,057)          (8,557)         (23,928)         (11,756)
Minority interest.....................................              (79)              --               --               --
                                                           --------------   -------------   --------------   --------------
Net loss .............................................     $    (11,136)    $     (8,557)   $     (23,928)   $     (11,756)
                                                           ==============   =============   ==============   ==============

Net loss .............................................     $    (11,136)    $     (8,557)   $     (23,928)   $     (11,756)
Preferred stock dividends
   Paid ..............................................               --              (73)              --             (253)
   Cumulative unpaid..................................               --             (918)              --           (1,667)
                                                           --------------   -------------   --------------   --------------
Net loss available to common shareholders.............     $    (11,136)    $     (9,548)   $     (23,928)   $     (13,676)
                                                           ==============   =============   ==============   ==============

Net loss per share - basic and diluted................     $      (0.25)    $      (1.00)   $      (0.55)    $      (1.44)
                                                           ==============   =============   ==============   ==============

Weighted average number of shares.....................           44,206            9,573           43,796            9,533
                                                           ==============   =============   ==============   ==============

        See accompanying notes to the consolidated financial statements.

                       MORTGAGE.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                -------------------------------------
                                                                                     2000                 1999
                                                                                ----------------     ----------------
Net cash flows from operating activities:
   Net loss .............................................................       $      (23,928)      $      (11,756)
   Adjustments to reconcile net loss to cash provided by (used in)
     operating activities:
     Amortization and depreciation ......................................                4,210                1,852
     Amortization of unearned compensation ..............................                1,068                1,029
     Cancellation of stock options ......................................                 (529)                  --
     Provision for losses ...............................................                  372                  500
     Loss on disposal of property and equipment .........................                  128                   --
   Decrease in mortgage loans available for sale, net ...................                8,608               27,810
   Increase in receivable from sale of mortgage loans ...................               (5,766)                  --
   Changes in other assets and liabilities:
     Decrease (increase) in other assets.................................                2,618               (6,273)
     (Decrease) increase in accounts payable, accrued expenses and other
       liabilities ......................................................               (6,324)               3,616
     Decrease in deferred revenue .......................................                 --                 (1,012)
                                                                                ----------------     ----------------
Net cash (used in) provided by operating activities .....................              (19,543)              15,766
                                                                                ----------------     ----------------

Cash flows from investing activities:
   Additions to capitalized software development costs ..................               (1,557)              (1,207)
   Additions to property and equipment...................................               (1,416)              (4,858)
   Proceeds from sale and leaseback of property and equipment ...........                1,303                   --
   Purchase of companies, net of cash acquired ..........................                   --                 (519)
   Additions to intangible assets .......................................                   --               (1,445)
                                                                                ----------------     ----------------
Net cash used in investing activities ...................................               (1,670)              (8,029)
                                                                                ----------------     ----------------

Cash flows from financing activities:
   Net repayments from warehouse notes payable...........................                 (847)             (46,855)
   Proceeds from issuance of subordinated debentures ....................                   --               40,500
   Proceeds from other notes payable ....................................                   --                  100
   Payment of other notes payable........................................                   (4)                  (3)
   Payments of capital lease obligations ................................                 (835)                (614)
   Proceeds from exercise of stock options...............................                  535                    5
   Cost of issuing common stock sale agreement ..........................                 (175)                  --
   Proceeds from issuance of preferred stock ............................                   --               15,000
   Cost of issuance of preferred stock ..................................                   --                 (467)
   Proceeds from exercise of warrants ...................................                  427                   --
   Redemption of warrants ...............................................                   --              (12,000)
   Proceeds from sale of interest in subsidiary .........................               30,000                   --
   Costs of sale of interest in subsidiary ..............................                 (705)                  --
   Dividends paid .......................................................                   --                 (253)
                                                                                ----------------     ----------------
Net cash provided by (used in) financing activities .....................               28,396               (4,587)
                                                                                ----------------     ----------------

Net increase (decrease) in cash and cash equivalents ....................                7,183                3,150
Cash and cash equivalents at beginning of period.........................                7,537                3,412
                                                                                ----------------     ----------------
Cash and cash equivalents at end of period...............................       $       14,720       $        6,562
                                                                                ================     ================
Supplemental disclosures of cash flow information:
   Cash paid for interest ...............................................       $        3,849       $        5,273
                                                                                ================     ================
                                                                                ================     ================
   Cash paid for income taxes ...........................................       $            5       $            3
                                                                                ================     ================

        See accompanying notes to the consolidated financial statements.

                               MORTGAGE.COM, INC.

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

         In January 1999, the Company changed its name from First Mortgage Network, Inc. to Mortgage.com, Inc.


2.       Unaudited Interim Consolidated Financial Statements
         ---------------------------------------------------

         The consolidated financial statements as of June 30, 2000 and for the three and six-month periods ended June 30, 2000 and 1999 are unaudited. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 1999 as set forth in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments of a recurring nature which are necessary to present a fair statement of results for the interim periods have been made. The unaudited results of operations for the interim periods are not necessarily indicative of the results for the full year or any future period.

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


4.       Other Assets
         ------------

         The Company entered into an agreement in 1996 to sell internally developed software to an investment firm. As a condition to the agreement, the Company entered into a ten-year distribution and profit sharing agreement for the software with the same investment firm. The purchase price of the software was $10,800,000 of which $1.61 million was received in cash. Due to certain contract contingencies, the proceeds from the transaction, net of related costs, were recorded as deferred revenue to be recognized when the contingencies were satisfied. The related note was included in accounts and notes receivable on the balance sheet at December 31, 1998 at its discounted net present value and, due to the contingencies affecting collectibility, was fully reserved for at December 31, 1998. On March 31, 1999, this software profit sharing agreement was sold to an unrelated company as part of a sale of a subsidiary of the Company. The Company was relieved of any further obligations. As a result, the $1.01 million in deferred revenue was recorded as management, technology and other fees income in the six-month period ended June 30, 1999.


5.       Shareholders' Equity
         --------------------

         (a)   Common Stock Transactions

         During January 1999, the Company issued 140,000 shares of common stock at a value of $4.61 per share in connection with the acquisition of the Internet domain name www.mortgage.com.

         (b)   Stock Option and Warrant Transactions

         Options to purchase 504,848 shares of common stock under the Company's Stock Option Plan were exercised during the six- month period ending June 30, 2000. During the six month period ending June 30, 2000, 595,000 common stock warrants were exercised.

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

         During the three months ended June 30, 2000, the Company entered into marketing agreements with Independent Brokers Network and Mid-American Realty Concepts, Inc. in which non-qualified options were issued to purchase 15,000 and 25,000 shares, respectively. Vesting under these options are contingent on the optionees successfully re-marketing our services.

         The 664,120 warrants issued and the 35,000 non-qualified options issued in 2000 triggered certain antidilution adjustments to certain warrants issued in 1999 increasing total warrant shares by 2,068.

         The issuances of the warrants described above in 2000 are exempt pursuant to Section 4(2) as transactions by an issuer not involving a public offering.

         (c)   Openclose.com, Inc. Subsidiary

         On January 27, 2000, the Company contributed certain assets constituting the Company's "Openclose" division to a newly formed corporation, Openclose.com, Inc., in exchange for $24 million in cash and common stock of Openclose.com representing 51 percent of its outstanding securities. Simultaneously with this contribution, certain accredited investors contributed $30 million in cash to Openclose.com in exchange for 3,000,000 shares of convertible preferred stock representing the remaining 49 percent of its outstanding securities. The assets contributed by the Company consisted primarily of the www.openclose.com Internet web site, the programming and computer code, and certain customer contracts pertaining to the web site. These contributed assets were carried on the Company's balance sheet at a nominal amount. The Company has accounted for the transaction as a capital contribution.

         (d)   Additional Financing

         On March 27, 2000, the Company entered into a common stock purchase agreement with Sugarplum granting the Company an option to sell stock to that investor over the next 24 months, commencing on June 30, 2000. Under this commitment, the Company will be able to sell, subject to certain conditions, up to a total of $40 million of its unissued common stock.

         (e)   Unearned Compensation

         Unearned compensation resulted when stock options were granted in 1998 and 1999 at prices that were subsequently determined to be less than their estimated fair value. The Company recorded an estimate of the excess of fair value over the exercise price of approximately $16.6 million as a separate component of shareholders' equity. During the six month periods ended June 30, 2000 and 1999, the Company amortized approximately $1,068,000 and $1,029,000 to compensation and employee benefits expense, respectively. As the Company's stock option plan has a five-year vesting requirement, the remaining deferred compensation cost is being amortized on a straight line basis over the vesting period. Stock-based compensation is a non-cash expense. During the six months ended June 30, 2000, 746,599 shares of option grants included in the recording of unearned compensation were cancelled. The Company reversed $529,000 of previously expensed compensation expense and $1,324,000 of the remaining balance of unearned compensation against additional paid-in capital.

         (f)   Preferred Stock Transaction

         During the three months ended June 30, 1999, the Company issued 250,000 shares of preferred stock for $14,505,000 net of expenses. These shares were converted into common shares at the time of the Company's Initial Public Offering of common stock on August 11, 1999.

6.       Risk Management Activities
         --------------------------

         In order to mitigate the risk that a change in interest rates will result in a decline in the value of the Company's committed pipeline or inventory, the Company enters into derivative financial instruments. Due to the variability of closings in the Company's committed pipeline, which is driven primarily by interest rates, the Company's hedging policies require that a substantial percentage of the committed fixed-rate conforming pipeline be hedged with forward contracts for the sale of mortgage-backed-securities. As of June 30, 2000, the forward contracts to sell mortgage-backed securities amounted to $85.8 million in maturities of up to three months. These forward contracts had an unrealized loss of $947,000 at June 30, 2000 ($244,000 has been recognized as a liability). The mortgage-backed securities that are to be delivered under these contracts are fixed-rate, and generally correspond with the composition of the Company's inventory and committed pipeline.

         As of June 30, 2000, the Company had $31.7 million of fixed-rate closed mortgage loans in inventory. In addition, as of June 30, 2000, the Company had short-term rate and point commitments amounting to approximately $74.1 million to fund fixed-rate mortgage loan applications in process. Substantially all of these commitments are for periods of 60 days or less. (After funding and sale of the mortgage loans, the Company's exposure to credit loss in the event of nonperformance by the mortgagor is limited.)

         The Company has potential exposure to credit loss in the event of nonperformance by the counterparties to the various forward sales. The Company manages this credit risk by selecting only well established, financially strong counterparties, spreading the credit risk among many such counterparties, and by placing contractual limits on the amount of unsecured credit risk from any one counterparty. The Company's exposure to credit risk in the event of default by a counterparty is the current cost of replacing the contracts net of any available margins retained by the Company, a custodian or the Mortgage-Backed Securities Clearing Corporation (the "MBSCC"), which is an independent clearing agent.

7.       Income Taxes
         ------------

         No current or deferred provision for income taxes was recorded for the three month periods ended June 30, 2000 and 1999 due to the Company's operating losses in the respective periods.

8.       Segment Information
         -------------------

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


(In Thousands)
                                                                                       Business to         Direct to
                                                                    Total                Business           Consumer
                                                               ---------------         -----------         ----------
Three months ended June 30, 2000
   Revenue:
     Secondary marketing revenue, net ....................     $       6,162         $      5,329        $       833
     Loan production and processing fees, net ............             1,857                1,592                265
     Management, technology and other fees ...............               480                  480                 --
     Interest income .....................................             2,536                2,228                308
                                                               ---------------       --------------      --------------
   Total revenues ........................................            11,035                9,629              1,406

   Expenses:
     Compensation and employee benefits ..................            10,431                9,022              1,409
     Marketing  and advertising...........................               663                  573                 90
     Depreciation and amortization .......................             1,648                1,425                223
     General and administrative ..........................             3,589                3,104                485
     Interest expense ....................................               416                  360                 56
                                                               ---------------       --------------      --------------
   Total segment expenses ................................            16,747               14,484              2,263
                                                                                     --------------      --------------
   Segment loss ..........................................                           $     (4,856)       $      (857)
                                                                                     --------------      --------------
   Research and development not allocated to segments ....               787
   Expenses not allocated to segments ....................             4,558
                                                               ---------------
   Total expenses ........................................            22,092
                                                               ---------------
   Loss before minority interest .........................           (11,057)
   Minority interest .....................................               (79)
   Net loss ..............................................     $     (11,136)
                                                               ===============







(In Thousands)
                                                                                       Business to         Direct to
                                                                    Total                Business           Consumer
                                                               ---------------         -----------         ----------
Three Months ended June 30, 1999
   Revenue:
     Secondary marketing revenue, net ....................     $       9,946         $      7,132        $     2,814
     Loan production and processing fees, net ............             3,103                2,640                463
     Management, technology and other fees ...............               967                  967                 --
     Interest income .....................................             2,882                2,485                397
                                                               ---------------       --------------      --------------
   Total revenues ........................................            16,898               13,224              3,674

   Expenses
     Compensation and employee benefits ..................            11,164                8,401              2,763
     Marketing  and advertising...........................             3,018                2,362                656
     Depreciation and amortization .......................             1,000                  883                117
     General and administrative ..........................             3,402                2,772                630
     Interest expense ....................................             2,552                2,084                468
                                                                   -----------       --------------      --------------
   Total segment expenses ................................            21,136               16,502              4,634
                                                                                     --------------      --------------
   Segment loss ..........................................                           $     (3,278)       $      (960)
                                                                                     --------------      --------------
   Research and development not allocated to segments ....               593
   Expenses not allocated to segments ....................             3,726
                                                               ---------------
   Total expenses ........................................            25,455
                                                               ---------------
   Net loss  .............................................     $      (8,557)
                                                               ===============

Six months ended June 30, 2000
   Revenue:
     Secondary marketing revenue, net ....................     $      11,649         $     10,404        $     1,245
     Loan production and processing fees, net ............             4,149                3,642                507
     Management, technology and other fees ...............             1,195                1,190                  5
     Interest income .....................................             4,209                3,714                495
                                                               ---------------       --------------      --------------
   Total revenues ........................................            21,202               18,950              2,252
                                                               ---------------       --------------      --------------

   Expenses:
     Compensation and employee benefits ..................            20,453               18,548              1,905
     Marketing  and advertising...........................             1,780                1,688                 92
     Depreciation and amortization .......................             3,187                2,912                275
     General and administrative ..........................             7,325                6,627                698
     Interest expense ....................................               726                  649                 77
                                                               ---------------       --------------      --------------
   Total segment expenses ................................            33,471               30,424              3,047
                                                                                     --------------      --------------
   Segment loss ..........................................                           $    (11,474)       $      (795)
                                                                                     --------------      --------------
   Research and development not allocated to segments ....             1,206
   Expenses not allocated to segments ....................            10,453
                                                               ---------------
   Total expenses ........................................            45,130
                                                               ---------------
   Loss before minority interest .........................           (23,928)
   Minority interest .....................................                --
                                                               ---------------
   Net loss ..............................................     $     (23,928)
                                                               ===============








(In Thousands)
                                                                                       Business to         Direct to
                                                                    Total                Business           Consumer
                                                               ---------------         -----------         ----------

Six Months ended June 30, 1999
   Revenue:
     Secondary marketing revenue, net ....................     $      18,546         $     13,279        $     5,267
     Loan production and processing fees, net ............             5,701                4,704                997
     Management, technology and other fees ...............             2,958                2,958                 --
     Interest income .....................................             5,559                4,640                919
                                                               ---------------       --------------      --------------
   Total revenues ........................................            32,764               25,581              7,183

   Expenses
     Compensation and employee benefits ..................            19,917               14,646              5,271
     Marketing  and advertising...........................             4,368                3,361              1,007
     Depreciation and amortization .......................             1,384                1,176                208
     General and administrative ..........................             6,389                5,253              1,136
     Interest expense ....................................             5,059                4,089                970
                                                               ---------------       --------------      --------------
   Total segment expenses ................................            37,117               28,525              8,592
                                                                                     --------------      --------------
   Segment loss ..........................................                           $     (2,944)       $    (1,409)
                                                                                     --------------      --------------
   Research and development not allocated to segments ....             1,370
   Expenses not allocated to segments ....................             6,033
                                                               ---------------
   Total expenses ........................................            44,520
   Net loss  .............................................     $     (11,756)

Segment assets at June 30, 2000 ..........................     $      91,066         $     77,853        $    13,213
                                                                                     --------------      --------------
Other assets not allocated to segments ...................            46,460
                                                               ---------------
Total assets .............................................     $     137,526
                                                               ===============

Segment assets at June 30, 1999 ..........................     $     148,432         $    105,705        $    42,727
                                                                                     --------------      --------------
Other assets not allocated to segments ...................            34,894
                                                               ---------------
Total assets .............................................     $     183,326
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

Overview
--------

         We are a provider of mortgage services to businesses and to consumers and a leading provider of such services on the Internet. We have developed state-of-the-art technology to support the origination, processing, underwriting, closing and secondary marketing of mortgage loans. We use this technology as a platform to provide mortgage financing directly to borrowers and to enable our clients, such as mortgage brokers, mortgage banks, Realtors and homebuilders, to improve the efficiency and effectiveness of their operations.

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

         We provide similar services for mortgages originated directly with borrowers through our direct-to-consumer channels. We originate mortgages directly with borrowers through www.mortgage.com and several other web sites and through our loan counselors stationed at the point-of-sale of homes. In February 2000, we initiated the conversion of our loan officer point of sale originations to the installation of various web-based solutions in the offices of our Realtor and homebuilder clients. We have also enabled our loan officers to offer our point of sale Internet solutions to real estate and other companies.

         We also developed www.openclose.com, a web site where participating mortgage lenders, brokers and loan correspondents pay for the opportunity to exchange lender product and pricing information, automated underwriting data, mortgage insurance certificates and borrower application information in an online environment. The www.openclose.com web site became available for commercial use in 1999 and over 1,350 brokers and 42 lenders have agreed to participate in the program as of August 1, 2000.

         On January 27, 2000, we contributed assets associated with the www.openclose.com business to a newly formed subsidiary, Openclose.com, Inc., in exchange for $24 million in cash and common stock representing 51% of the subsidiary's outstanding securities. The remainder of the outstanding securities of Openclose.com were purchased by accredited investors that contributed $30 million in cash to Openclose.com in exchange for 3,000,000 shares of convertible preferred stock. Among the assets contributed were co-ownership of the www.openclose.com Internet web site, the programming and computer code used exclusively in connection with the site, trade rights associated with this programming and code and ownership of certain customer contracts pertaining to www.openclose.com. The assets contributed had been carried on our balance sheet at a nominal amount.

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

         We have experienced substantial losses since inception and, as of June 30, 2000, have an accumulated deficit of $89.2 million. These net losses and the accumulated deficit are a result of investments in our technology infrastructure and personnel in anticipation of growth in loan volumes from both our business-to-business and direct-to-consumer channels and from a $10 million advertising campaign in 1999 to increase the awareness of the Mortgage.com brand name. We do not expect to be profitable until at least the latter half of 2002. Our plan to achieve profitability includes:

         o a reduction in our costs per loan through economies of scale we achieve from higher loan volumes;

         o developing the recognized standard technology platform for originating, underwriting, processing, closing and selling mortgages over the Internet;

         o increased automation of the loan process, which will reduce our cost to produce each loan;

         o    improved terms of sale on loans we sell in the secondary market;
              and

         o strategic alliances with financial institutions and others to provide technology to support their internet lending services.


         We will be able to realize improved terms on sales in the secondary market because our negotiating leverage increases as our loan volumes increase. We also are working to improve our risk management, and have initiated hedging strategies in the second quarter of 2000 to help manage the risk.

         On October 7, 1999, we terminated our agreement with Intuit Lender Services, Inc. ("ILSI") for the provision of conforming loan mortgage services to the Quicken mortgage.com web site. Upon notice of termination, we were immediately relieved of certain exclusivity restrictions, and minimum loan obligations specified in the agreement will be reduced by 1/12 per month over a 12-month period. We processed 364 loans from the agreement in the six months ended June 30, 2000, and we anticipate the reduced loan volume from this termination will be replaced by new co-branded Internet channels on better economic terms for the Company. In addition, on November 9, 1999, ILSI terminated a second agreement concerning the provision for sub-prime mortgage services. Upon notice of termination, we were immediately relieved of certain exclusivity restrictions and minimum loan obligations specified in the agreement will be reduced by 1/9 each month over a period of nine months. We processed 15 loans from this agreement in the six months ended June 30, 2000, and accordingly, do not anticipate that the termination of this agreement will have a material adverse effect on the Company's sub-prime loan business.

         Our limited operating history makes it difficult to forecast future operating results. Our revenues have fluctuated in the past and could continue to fluctuate. We cannot assure you that we will be able to sustain revenue growth or achieve and maintain profitability. Even if we were to achieve profitability, we expect material fluctuations in quarterly revenue and earnings to result from a number of factors, including:

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


Results of Operations
---------------------

         The following table sets forth the percentage of total revenue of selected line items included in our statement of operations for the periods indicated:

                                                                 Three Months Ended                Six Months Ended
(Unaudited)                                                          June 30,                          June 30,
                                                           ------------------------------    ------------------------------
                                                               2000             1999             2000            1999
                                                           --------------   -------------    -------------   --------------
Revenue:
   Secondary marketing revenue, net ..................          55.8 %           58.8 %           54.9%           56.6 %
   Loan production and processing fees, net ..........          16.8             18.4             19.6            17.4
   Management, technology and other fees .............           4.4              5.7              5.6             9.0
   Interest, net, on lending operations ..............          23.0             17.1             19.9            17.0
                                                           --------------   -------------    -------------   --------------
Total revenue ........................................         100.0            100.0            100.0           100.0
                                                           --------------   -------------    -------------   --------------

Expenses:
   Compensation and employee benefits ................         100.0             75.2            108.6            68.2
   Marketing .........................................           6.0             18.0              8.4            14.0
   Research and development ..........................           7.1              3.5              5.7             4.2
   Depreciation and amortization .....................          19.8              6.8             19.9             5.7
   General and administrative ........................          47.0             26.2             51.7            24.9
   Other interest expense ............................          20.3             20.9             18.6            18.9
                                                           --------------   -------------    -------------   --------------
Total expenses .......................................         200.2            150.6            212.0           135.9
                                                           --------------   -------------    -------------   --------------
   Loss before minority interest .....................        (100.2)          (50.6)           (112.9)         (35.9)
   Minority interest .................................           (.7)             --                --             --
                                                           --------------   -------------    -------------   --------------
Net loss .............................................        (100.9)   %      (50.6)    %      (112.9)  %      (35.9)    %
                                                           ==============   =============    =============   ==============

     Comparison of Three and Six Month Periods Ended June 30, 2000 and 1999
     ----------------------------------------------------------------------

Revenue
-------

         Total revenue decreased 35% to $11.0 million for the three-month period ended June 30, 2000 from $16.9 million in the three-month period ended June 30, 1999 and decreased 35% to $21.2 million for the six-month period ended June 30, 2000 from $32.8 million in the comparable period in 1999. The total dollar amounts of loans that we closed were $603.9 million and $1.2 billion for the three and six month periods ended June 30, 2000, respectively. Of these loans, $528.3 million and $1.0 billion were from purchase-money mortgages and $76 million and $151 million were from refinances in the respective periods. In the comparable periods in 1999, we closed $844.9 million and $1.6 billion in loans, respectively. Of these loans, $555.9 million and $908.4 million were from purchase-money mortgages and $288.9 million and $688.0 million from refinances in the respective periods. From these closed loans, we funded and sold in the secondary market $469.1 million and $852.1 million for the three and six-month periods ended June 30, 2000, respectively, as compared to $683.9 million and $1.3 billion in the comparable periods last year. Other mortgage lenders funded the loans that we originated but chose not to fund. The decrease in revenue resulted primarily from lower volumes of loans originated due to the effect of higher interest rates on mortgage demand in 2000 and the cancellation of the affiliation with ILSI.

         Secondary marketing revenue, net. Gains on sale and other revenue from the closing and selling of mortgage loans decreased 37% to $6.2 million for the three-month period ended June 30, 2000 from $9.9 million in the three-month period ended June 30, 1999 and decreased 37% to $11.6 million for the six-month period ended June 30, 2000 from $18.5 million in the comparable period in 1999. The decreases resulted primarily from the decreases in the total dollar amount of loans we closed, funded and sold due to the effect of higher interest rates on loan demand in 2000, especially on refinanced loans.

         Loan production and processing fees, net. Loan production and processing fees, less amounts paid to third parties for processing services, decreased 39% to $1.9 million for the three-month period ended June 30, 2000 from $3.1 million in the comparable period in 1999 and decreased 28% to $4.1 million for the six-month period ended June 30, 2000 from $5.7 million in the comparable period in 1999. The decrease in production and processing fees resulted from an overall decrease in loan volume. During the three-month periods ended June 30, 2000 and 1999, approximately 6.0% and 23.4% of these fees came from ILSI, respectively. During the six- month periods ended June 30, 2000 and 1999, approximately 17.3% and 20.5% of these fees came from ILSI, respectively. Fees from ILSI in the six-month period ended June 30, 2000 included $420,000 from the settlement of outstanding fees in the termination of the contracts. Fees from this source will cease in future periods with the phase-out of the ILSI contract.

         Management, technology and other fees. Revenue from management, technology and other fees decreased 50% to $480,000 for the three-month period ended June 30, 2000 from $967,000 in the comparable period in 1999 and decreased 60% to $1.2 million for the six-month period ended June 30, 2000 from $3.0 million in the comparable period in 1999. The 1999 amount includes recognition of $1.0 million in previously deferred revenue from the sale of software that we no longer use in our business. Also, specific software development and projects for that generated income in 1999 were completed prior to 2000. Similar projects for others in 2000 have not reached the stage to generate revenues through June 30, 2000.

         Interest income. Interest income decreased 14% to $2.5 million for the three-month period ended June 30, 2000 from $2.9 million in the comparable period in 1999 and decreased 25% to $4.2 million for the six-month period ended June 30, 2000 from $5.6 million in the comparable period in 1999. The decrease was primarily related to lower volume of closed loans and of loans earning interest prior to sale.

Expenses
--------

         Total expenses decreased 13% to 22.1 million in the three-month period ended June 30, 2000 from $25.5 million in the comparable period in 1999. This decrease reflects a reduction of personnel required to handle lower volumes of loans closed and sold and related overhead expenses. In the second quarter of 1999, the Company initiated a national advertising campaign to introduce the Mortgage.com brand name to the public. This campaign ended by December 31, 1999 and no comparable expenses are impacting expenses in 2000.

         Compensation and employee benefits. Compensation and employee benefits consist primarily of management and employee salaries, bonuses and commissions and related costs as well as the cost of personnel from temporary agencies. Total compensation and benefit costs decreased 13% to $11.0 million for the three-month period ended June 30, 2000 from $12.7 million in the comparable period in 1999 and increased 3% to $23.0 million for the six-month period ended June 30, 2000 from $22.4 million in the comparable period in 1999. Compensation and benefits represents 100.0% and 108.6% of revenue in the three and six month periods ended June 30, 2000, respectively, and 75.2% and 68.2% of revenues in the comparable periods in 1999. The decrease in total compensation and benefit costs in the second quarter primarily resulted from the continuation of a planned decrease in personnel from 776 at December 31, 1999 to 608 at June 30, 2000 in reaction to lower volumes of loans closed and the efficiencies of a more experienced staff in 2000. The first six months of 1999 reflected a 242 person increase in employees as we were staffing and training new employees to handle the then newly-created Internet call center. We expect total compensation and employee benefits to remain stable through the remainder of 2000 as our restructuring of operations to fully develop our business to business strategy is nearing completion. This initiative combines operational responsibilities into more effective units. We also expect efficiencies to result from our use of technological advancements to reduce the time and paper trail used in originating mortgages.

         Included in "Compensation and employee benefits" is the amortization of unearned compensation which resulted when stock options we granted during 1998 and 1999 were subsequently deemed to have exercise prices less than the estimated fair market value of our common stock at the time of grant. Prior to 2000, we recorded approximately $16.6 million in unearned compensation, and we amortized approximately $534,000 and $836,000 of that amount to expense in the three-month periods ended June 30, 2000 and 1999, respectively. We amortized approximately $1,068,000 and $1,029,000 of that amount to expense in the six-month periods ended June 30, 2000 and 1999, respectively. In the second quarter of 2000, 746,599 shares of option grants included in the recording of unearned expense in 1998 and 1999 were cancelled. The Company reversed $529,000 of previously-expensed compensation and $1,324,000 of remaining balance of unearned compensation against additional paid-in capital. The remaining unearned compensation balance will be amortized on a straight line basis over the remaining vesting periods of the underlying options. Stock-based compensation is a non-cash expense.

         Marketing and advertising. In 2000, marketing and advertising expenses consist primarily of leads generated through Internet marketing and distribution agreements or co-branding arrangements, as well as the cost of trade-show participation. Marketing and advertising expenses also include fees paid to other web sites and business partners for lead generation. In 1999, the cost of the Company's national advertising campaign to introduce the Mortgage.com brand name to the public was included in marketing and advertising. This campaign ended by December 31, 1999 and no comparable expenses are impacting expenses in 2000.

         Marketing and advertising expenses decreased 78% to $666,000 for the three-month period ended June 30, 2000, or 6.0% of revenue, from $3.0 million in the comparable period in 1999, or 18.0% of revenue. These expenses decreased 61% to $1.8 million for the six-month period ended June 30, 2000, or 8.4% of revenue, from $4.6 million in the comparable period in 1999, or 14.0% of revenue. The decrease was directly related to the reduced levels of co-branding costs with the termination of the ILSI contracts and the initial cost of $645,000 for brand advertising incurred in the second quarter of 1999. We believe that marketing and advertising expenses will increase from the second quarter of 2000 level as we expand our strategic partnerships with our business partners.

         Research and development. Research and development costs consist primarily of compensation and benefit costs of development personnel, materials, computer equipment and supplies consumed in software development and related facility costs. Research and development expenses increased 33% to $788,000 for the three-month period ended June 30, 2000, or 4.4% of revenue, from $593,000 in the comparable period in 1999, or 2.8% of revenue. Research and development expenses decreased 14% to $1.2 million for the six-month period ended June 30, 2000, or 5.7% of revenue, from $1.4 million in the comparable period in 1999, or 4.2% of revenue. These expenses primarily include product development to integrate CLOser with newly-acquired Internet technology and third-party software and web platforms. During the six-month period ended June 30, 2000, development personnel directed their attention to projects that were capitalizable, reducing the current research and development expense. We believe additional investment in research and development is essential to our success and we expect these expenses will increase in future periods.

         Depreciation and amortization. Depreciation and amortization consists of depreciation of capital equipment, amortization of goodwill related to acquisitions, amortization of the Mortgage.com domain name intangible asset and amortization of capitalized software development costs. Depreciation and amortization expenses increased 83% to $2.2 million for the three-month period ended June 30, 2000, or 19.8% of revenue, from $1.2 million in the comparable period in 1999, or 6.8% of revenue. Depreciation and amortization expenses increased 121% to $4.2 million for the six-month period ended June 30, 2000, or 19.9% of revenue, from $1.9 million in the comparable period in 1999, or 5.7% of revenue. The increases were for expenditures to expand our Internet infrastructure, to consolidate our Florida facilities into our new home office in January 2000, to acquire capital equipment in support of call center operations and for additions to goodwill for acquisitions in 1999. During the six-month period ended June 30, 2000, $580,000 was amortized on the intangible asset compared to $34,000 in the comparable period in 1999.

         General and administrative. General and administrative costs include telephone and communication costs, rent and other occupancy costs, equipment leases, loan transfer fees and consulting and professional expenses. General and administrative expenses increased 18% to $5.2 million for the three-month period ended June 30, 2000, or 47.0% of revenue, from $4.4 million in the comparable period in 1999, or 26.2% of revenue. General and administrative expenses increased 34% to $11.0 million for the six-month period ended June 30, 2000, or 51.7% of revenue, from $8.2 million in the comparable period in 1999, or 24.9% of revenue. The increases in general and administrative expenses resulted from additional rent, communication costs and other expenses related to call center operations, the new home office and the operating leases of equipment acquired in 1999. We expect general and administrative expenses to increase in absolute dollars at a slower rate as we continue to grow but decrease as a percentage of revenue as mortgage loan volume increases.

         Interest expense. Interest expense, which includes interest on subordinated debt and on capital lease obligations, decreased 37% to $2.2 million, or 20.3% of revenue, in the three-month period ended June 30, 2000, compared to $3.5 million, or 20.9% of revenue, in the comparable period in 1999. Interest expense decreased 37% to $3.9 million, or 18.6% of revenue, in the three-month period ended June 30, 2000, compared to $6.2 million, or 18.9% of revenue, in the comparable period in 1999. The decrease was a result of the interest on the $40.5 million in subordinated debt issued in February 1999, the effect of reduced loan originations on warehouse lines in 2000 and use of cash to reduce the warehouse borrowing.

Liquidity And Capital Resources
-------------------------------

         As of June 30, 2000, we had cash and cash equivalents of $14.7 million. In the second quarter, we used approximately $7.3 million in cash in operating our business. It is likely that we will use a similar amount of cash in the 3rd quarter. If this occurs, we may not be able to reduce expenses quickly enough, or increase revenues quickly enough to generate sufficient cash flow to run our operations through the end of the year. Our agreement with Sugarplum allows us to sell up to $40 million in stock over the next 23 months. However, if our stock price and trading volume remain at their current levels for the next 24 months, certain limitations in the Sugarplum agreement would limit us to selling approximately $6 million in stock over 10 monthly periods. If our stock price and trading volumes increase or decrease from their current levels, the amount available via the Sugarplum agreement may be more or less than $6 million.

         We are actively pursuing other alternatives to improve our liquidity position. These include the licensing of our name and mortgage platform for use outside of the United States, and selling additional stock to current or strategic investors. There can be no assurances that we will be successful in raising additional cash or capital from these efforts.

         On August 11, 1999, we completed an initial public offering in which we sold 7,062,500 shares of common stock. Subsequently, the underwriters of the public offering exercised an option to purchase an additional 379,375 shares of common stock to cover over-allotments of shares. The gross proceeds from these transactions were $59.5 million, or $55.4 million net of underwriter discounts. A portion of the proceeds was used to repay $40.5 million of subordinated debt and $433,000 was used to redeem certain warrants that were issued in the six-month period ended June 30, 1999.

         From the Company's inception until the initial public offering in August 1999, operations were funded primarily through net cash proceeds from private issuances of preferred stock, including $15.0 million in the second quarter of 1999. All preferred stock converted into common stock at the date of the public offering in August, and the subordinated debt was repaid with the proceeds of the public offering

         Our primary need for operating capital is for the funding of mortgage loans between closing and eventual delivery to secondary market investors. We fund these loans through warehouse lines of credit and collateralized loan purchase agreements with banks and other financial institutions. We currently have a single syndicated line of credit with Residential Funding Corporation and Bank United for $110 million and loan purchase agreements with Greenwich Capital and Superior Bank of $50 million and $10 million, respectively. These financing arrangements generally provide between 97% and 99% of the principal amounts needed to fund mortgage loans and are collateralized by the underlying mortgages. The average time between funding closed mortgages and receipt of loan sale proceeds from investors was approximately 26 days during the three months ended June 30, 2000. On June 30, 2000, the Company was not in compliance with a covenant of the syndicated line of credit agreement related to the covenant of net loss incurred in the second quarter. The net loss for the second quarter exceeded the covenant by $1.0 million. The Company has obtained waivers for the non-compliance from Residential Funding Corporation and Bank United.

         In January 2000, we raised $24.0 million in cash by contributing the assets of www.openclose.com to a newly formed subsidiary, Openclose.com, Inc. Openclose.com raised $30.0 million in cash from the sale of preferred stock representing 49% of the outstanding voting stock of Openclose.com, of which $24.0 million was paid to us in connection with our contribution of the Openclose.com assets.

         Net cash used in operating activities for the six-month period ended June 30, 2000 totaled $19.5 million. This cash was used primarily to fund losses, increase the mortgage loans available for sale and reduce other liabilities.

         Net cash used in investing activities in the six-month period ended June 30, 2000 totaled $1.7 million primarily for costs related to software development, offset by disposals of property and equipment in locations vacated in the move to the new home office.

         Net cash provided by financing activities for the six-month period ended June 30, 2000 totaled $28.4 million, as $30.0 million in proceeds from sale of interest in the Openclose.com subsidiary was used partly to reduce warehouse and other notes payable.

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

         Prior to May 2000, we originated mortgage loans and managed the market risk related to those loans by pre-selling them on a best efforts basis to the anticipated secondary market investors at the same time that we established the borrowers' interest rates. When selling loans on a best efforts basis, if we can deliver the loans within the time frames established by the secondary market investors, we have no interest rate risk exposure on those loans. However, if the loan closes but we cannot deliver the loan within those time frames, and if interest rates increase, we may experience a reduced gain or may even incur a loss on the sale of the loan. We currently sell approximately 55% of the loans we sell through best efforts commitments, which means we do not suffer a penalty if the loans do not close.

         The balance of the loans, including sub-prime loans, are sold on a mandatory delivery basis. Selling on a mandatory delivery basis means we are required to sell the loans to a secondary market investor at a price we agree upon at the time of sale, regardless of whether the loans close and are available for delivery. This potentially generates greater revenue for us because secondary market investors are willing to pay more for a mandatory delivery commitment from us. However, it also exposes us to penalties if the loans do not close or are not available for delivery.

         We have implemented a hedging strategy to help us manage the additional risk we incur when loans are sold on a mandatory delivery basis. We retained Tuttle & Co., an unaffiliated advisory firm, to help us manage our interest rate risks through hedging strategies. Hedging strategies involve buying and selling mortgage-backed securities so that if interest rates increase or decrease sharply and we expect to suffer a loss on the sale of those loans, our buying and selling of mortgage-backed securities will offset the loss.

         After five months of testing methodologies, we developed a hedging strategy for Fannie Mae, Freddie Mac, Veterans' Administration and Housing and Urban Development mortgage loans. Every day, we submit information to Tuttle & Co. about loan applications, closed loan inventories, existing unfilled commitments for delivery to investors of these loan types and existing purchases and sales of mortgage-backed securities. Tuttle & Co. analyzes this data and provides a projection of how many of the loans are at risk not to close. It then recommends the amount of purchases and sales of mortgage-backed securities that are necessary to offset the interest rate risks associated with those loans. Our risk management team then meets with Tuttle & Co. on a daily conference call to review the recommendations and implement the purchases and sales of mortgage-backed securities.

         An effective hedging strategy is complex and no hedging strategy can completely eliminate our risk. Part of this is because the prices of mortgage-backed securities do not necessarily move in tandem with the prices of loans we receive from investors when we sell them. To the extent the two prices do not move in tandem, our hedging strategy may not work, and we may experience losses on our sales of mortgage loans in the secondary market. The other key factor is whether our projections properly estimate the number of loans that will actually close. To the extent that our projections prove inaccurate so that we have not effectively matched our purchases and sales of mortgage-backed securities with the sale of the closed loans we have originated, our gains on sales of mortgage loans will be reduced, or we will experience a net loss on those sales.

         As of June 30, 2000, the Company had $8.5 million of mortgage-backed security forward sales with maturities of up to three months. The fair market value of such mortgage-backed security forward sales amounted to $84.9 million at June 30, 2000 ($244,000 recognized as a liability).

         We do not currently maintain a trading portfolio. As a result, we are not exposed to market risk as it relates to trading activities. Our entire loan portfolio is held for sale. Accordingly, we must perform market valuations of our pipeline, our mortgage portfolio held for sale and the related sale commitments in order to properly record the portfolio and the pipeline at the lower of cost or market. Therefore, we measure the value of our loan portfolio based on the prices at which the loans would sell in the secondary market, using prevailing interest rates in the market.

         Based on the hedging and loan sale strategies described, we believe that a 1% increase or decrease in long-term interest rates would not have a significant adverse effect on our earnings from interest rate sensitive assets. We pay off warehouse lines when the loans are sold in the secondary market. Because the loans are held in the warehouse lines for a short period of time, we do not expect to incur significant losses from an increase in interest rates on the warehouse lines. However, since a significant percentage of our closed loan volume is from refinancing mortgage loans and because overall loan volume is somewhat dependent upon long-term interest rates, our future operating results may be more sensitive to interest rate movements.


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

         On April 12, 2000, we issued non-qualified options to purchase 15,000 shares of common stock to Independent Brokers Network ("IBN") in connection with a marketing agreement where IBN is to introduce our programs to its members and realtors. The options will vest as certain success is reached in our obtaining and funding loans from IBN sources.

         On May 4, 2000, we issued non-qualified options to purchase 25,000 shares of common stock to Mid-America Realty Concepts, Inc. ("MARC") in connection with a marketing agreement where MARC is to introduce our programs to owners of real estate companies and their realtor agents. The options will vest as certain success is reached in our obtaining and funding loans from MARC sources.

                  The issuances of the warrants described above in 2000 are exempt pursuant to Section 4(2) as transactions by an issuer not involving a public offering.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders

         On May 5, 2000, the Company held its Annual Meeting of Shareholders. Shareholders approved the following matters submitted to a vote:

         1. Elected six directors to serve until the 2001 Annual Meeting of Shareholders. Votes were:

                                                 For                 Withheld
                                                 ---                 --------
             Stephen L. Green                 31,391,959              52,917
             Michael K. Lee                   31,392,044              52,838
             George A. Naddaff                31,391,419              53,457
             C. Toms Newby                    31,391,559              53,317
             Seth Werner                      31,060,159             384,717
             John J. Hogan                    31,391,559              53,317


         2. Approved the Amended and Restated Mortgage.com Stock Option Plan. Votes were:

                  For                        Against                 Withheld
                  ---                        -------                 --------
               30,861,330                    451,621                 131,925

         3. Ratified the selection of independent accountants for the current fiscal year. Votes were:

                  For                        Against                 Withheld
                  ---                        -------                 --------
               31,303,519                     18,648                 122,709


Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

          2.1*      Common Stock Purchase Agreement dated March 27, 2000,
                    between the Company and Sugarplum Investments Limited
          2.2*      Registration Rights Agreement dated March 27, 2000, between the Company and Sugarplum Investments Limited
          2.3*      Escrow Agreement dated as of March 27, 2000, among the
                    Company, Sugarplum Investments Limited and Epstein Becker &
                    Green, P.C.
          2.4*      Letter Agreement dated February 23, 2000, between the
                    Company and Ladenburg Thalmann & Co. Inc.
                       *(a) Amendment to Letter Agreement
          2.5*      Stock Purchase Warrant dated March 28, 2000, issued to
                    Ladenburg Thalmann & Co. Inc.
          2.6*      Stock Purchase Warrant dated March 28, 2000, issued to
                    Sugarplum Investments Limited
          2.7       Common Stock Warrant with Independent Brokers Network dated
                    April 12, 2000.
          2.8       Common Stock Warrant with Mid-America Realty Concepts, Inc.
                    dated May 4, 2000
          10.1**    Termination Agreement dated February 29, 2000, between the
                    Company and Intuit Lender Services, Inc.
          10.2*     Second Amendment to Master Lease Agreement No. 10571 dated
                    February 16, 2000, between Dominion Ventures, Inc. and the
                    Company
          10.3**    Administrative Services and Technology Sharing Agreement
                    dated as of January 27, 2000, between the Company and
                    Openclose.com, Inc.
          10.4**    Contribution  Agreement dated as of January 27, 2000, among the Company, Openclose.com, Inc. and certain investors
                    listed therein
          10.5**    Second Amendment to Second Amended and Restated Warehousing
                    Credit and Security Agreement among the Company, Residential
                    Funding Corporation and certain other Lenders dated March
                    17, 2000
          27        Financial Data Schedule
        _______________
         *   Incorporated by reference from the registrant's Form S-1
             (333-34444)
         ** Incorporated by reference from the registrant's Form 10-K for December 31, 1999 (000-26787)


(b)      Reports on Form 8-K

                  None

                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MORTGAGE.COM, INC.
                                       Registrant


Dated:  August 14, 2000
                                       /s/  Stephen H. Foltz
                                       -----------------------------------------
                                       Stephen H. Foltz, its duly authorized
                                       officer, Interim Chief Financial Officer