Form 10-Q
period 2000-09-30
MORTGAGE COM INC
filed 2000-11-22
CIK 1081182

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended September 30, 2000
                                                 ------------------

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

                          Yes   X          No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                              Number of Shares Outstanding
     Class                                        On November 1, 2000
     -----                                        -------------------
Common Stock,   $ .01 par value                        44,378,272

                               MORTGAGE.COM, INC.
                               INDEX TO FORM 10-Q


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

    ITEM 1.  Consolidated Balance Sheets as of September 30, 2000 and
             December 31, 1999 (Unaudited).....................................3

             Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2000 and 1999 (Unaudited)..4

             Consolidated Statements of Cash Flows for the nine month
             period ended September 30, 2000 and 1999 (Unaudited)..............5

             Notes to Unaudited Consolidated Financial Statements..............6

    ITEM 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................13

    ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.......23

PART II. OTHER INFORMATION

    ITEM 2.  Changes in Securities and Use of Proceeds........................25

    ITEM 6.  Exhibits and Reports on Form 8-K.................................26


Signature  ...................................................................27

                         PART I - Financial Information

Item 1.  Financial Statements

                       MORTGAGE.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                   (Unaudited)

                                                                                   September 30,        December 31,
                                                                                       2000                 1999
                                                                                ----------------     ----------------
ASSETS:
Cash and cash equivalents ...............................................       $        4,303       $        7,537
Mortgage loans available for sale, net ..................................               86,537               93,120
Receivable from sale of mortgage loans...................................                9,197                  748
Property and equipment, net .............................................               12,997               16,408
Capitalized software development costs, net .............................                1,396                2,817
Goodwill and other intangible assets, net ...............................                2,044                9,780
Other assets ............................................................                4,359                7,665
                                                                                ----------------     ----------------
     Total assets .......................................................       $      120,833       $      138,075
                                                                                ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Warehouse and other notes payable .......................................       $       92,464       $       88,399
Accounts payable, accrued expenses and other liabilities ................                9,293               13,691
Capital lease obligations................................................                2,501                2,409
                                                                                ----------------     ----------------
     Total liabilities ..................................................              104,258              104,499
                                                                                ----------------     ----------------

Minority interest .......................................................                 --                    249

Shareholders' equity:
   Preferred stock of Openclose.com, Inc. subsidiary, $.01 par value.
     Authorized 10,000,000 shares; issued and outstanding 3,000,000 and
     no shares, respectively.............................................                   30                 --
   Preferred stock, $.01 par value. Authorized 15,000,000 shares; no
     shares issued and outstanding.......................................                 --                   --
   Common stock, $.01 par value. Authorized 210,000,000 shares; issued
     and outstanding 44,378,272 and 43,221,964 shares, respectively .....                  444                  432
   Additional paid-in capital ...........................................              134,981              107,011
   Unearned compensation ................................................               (5,867)              (8,860)
   Accumulated deficit ..................................................             (113,013)             (65,256)
                                                                                ----------------     ----------------
     Total shareholders' equity .........................................               16,575               33,327
                                                                                ----------------     ----------------
     Total liabilities and shareholders' equity .........................       $      120,833       $      138,075
                                                                                ================     ================


        See accompanying notes to the consolidated financial statements.

                       MORTGAGE.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)


                                                                Three Months Ended                Nine Months Ended
                                                                   September 30,                    September 30,
                                                           ------------------------------   -------------------------------
                                                               2000             1999            2000             1999
                                                           --------------   -------------   --------------   --------------
Revenue:
   Secondary marketing revenue, net ..................     $      5,756     $      8,622    $      17,406    $      27,168
   Loan production and processing fees, net ..........            1,510            2,442            5,659            8,143
   Management, technology and other fees .............              730              663            1,924            3,621
   Interest income ...................................            2,432            2,847            6,641            8,406
                                                           --------------   -------------   --------------   --------------
Total revenue ........................................           10,428           14,574           31,630           47,338
                                                           --------------   -------------   --------------   --------------

Expenses:
   Compensation and employee benefits ................           11,325           18,385           34,348           40,744
   Marketing and advertising..........................              755            8,623            2,544           13,203
   Research and development ..........................            1,086              390            2,291            1,759
   Depreciation and amortization .....................            2,301            1,667            6,511            3,519
   General and administrative ........................            6,231            5,145           17,188           13,320
   Interest expense ..................................            2,535            2,935            6,481            9,120
   Impairment of assets ..............................           10,023               --           10,023               --
                                                           --------------   -------------   --------------   --------------
Total expenses .......................................           34,256           37,145           79,386           81,665
                                                           --------------   -------------   --------------   --------------
Loss before minority interest.........................          (23,828)         (22,571)         (47,756)         (34,327)
Minority interest.....................................               --               --               --               --
Extraordinary item - loss on early extinguishment of
   debt...............................................               --             (436)              --             (436)
                                                           --------------   -------------   --------------   --------------
Net loss .............................................     $    (23,828)    $    (23,007)   $     (47,756)   $     (34,763)
                                                           ==============   =============   ==============   ==============

Net loss .............................................     $    (23,828)    $    (23,007)   $     (47,756)   $     (34,763)
Preferred stock dividends:
   Paid ..............................................               --             (178)              --             (431)
   Cumulative unpaid..................................               --             (549)              --           (2,217)
                                                           --------------   -------------   --------------   --------------
Net loss available to common shareholders.............     $    (23,828)    $    (23,734)   $     (47,756)   $     (37,411)
                                                           ==============   =============   ==============   ==============

Net loss per share - basic and diluted................
    Loss before extraordinary item                         $       (0.54)   $       (0.83)  $      (1.09)    $      (2.35)
    Extraordinary item                                               --             (0.02)            --            (0.03)
                                                           --------------   -------------   --------------   --------------
                                                           --------------   -------------   --------------   --------------
                                                           $      (0.54)    $      (0.85)   $      (1.09)    $      (2.38)
                                                           ==============   =============   ==============   ==============

Weighted average number of shares.....................           44,326           27,919           43,972           15,729
                                                           ==============   =============   ==============   ==============


        See accompanying notes to the consolidated financial statements.

                       MORTGAGE.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                -------------------------------------
                                                                                     2000                 1999
                                                                                ----------------     ----------------
Net cash flows from operating activities:
   Net loss .............................................................       $      (47,756)      $      (34,763)
   Adjustments to reconcile net loss to cash provided by (used in)
     operating activities:
     Extraordinary item .................................................                   --                  436
     Amortization and depreciation ......................................                6,529                3,517
     Amortization of unearned compensation ..............................                1,509                7,165
     Cancellation of stock options ......................................                 (615)                  --
     Provision for losses ...............................................                  446                1,195
     Loss on disposal of property and equipment .........................                  121                   --
     Impairment of assets ...............................................               10,023                   --
   Decrease in mortgage loans available for sale, net ...................                6,580               66,604
   Increase in receivable from sale of mortgage loans ...................               (8,449)                  --
   Changes in other assets and liabilities:
     Decrease (increase) in other assets.................................                3,002               (7,395)
     (Decrease) increase in accounts payable, accrued expenses and other
       liabilities ......................................................               (4,119)               3,983
     Decrease in deferred revenue .......................................                 --                 (1,012)
                                                                                ----------------     ----------------
Net cash (used in) provided by operating activities .....................              (32,728)              39,728
                                                                                ----------------     ----------------

Cash flows from investing activities:
   Additions to capitalized software development costs ..................               (2,781)              (1,847)
   Additions to property and equipment...................................               (1,955)              (5,619)
   Proceeds from sale and leaseback of property and equipment ...........                1,311                   --
   Purchase of companies, net of cash acquired ..........................                   --                 (617)
   Additions to intangible assets .......................................                   --               (3,564)
                                                                                ----------------     ----------------
                                                                                ----------------     ----------------
Net cash used in investing activities ...................................               (3,425)             (11,647)
                                                                                ----------------     ----------------

Cash flows from financing activities:
   Net repayments from warehouse notes payable...........................                4,071              (85,309)
   Proceeds from issuance of subordinated debentures ....................                   --               40,500
   Repayment of subordinated debentures .................................                   --              (40,500)
   Proceeds from other notes payable ....................................                   --                  100
   Payment of other notes payable........................................                   (5)                  (5)
   Payments of capital lease obligations ................................               (1,257)              (1,115)
   Proceeds from exercise of stock options...............................                  579                1,097
   Cost of issuing common stock  ........................................                 (191)              (5,744)
   Proceeds from issuance of common stock ...............................                   --               59,535
   Proceeds from issuance of preferred stock ............................                   --               15,000
   Cost of issuance of preferred stock ..................................                   --                 (495)
   Proceeds from exercise of warrants ...................................                  427                  126
   Redemption of warrants ...............................................                   --              (12,433)
   Proceeds from sale of interest in subsidiary .........................               30,000                   --
   Costs of sale of interest in subsidiary ..............................                 (705)                  --
   Dividends paid .......................................................                   --                 (431)
                                                                                ----------------     ----------------
Net cash provided by (used in) financing activities .....................               32,919              (29,674)
                                                                                ----------------     ----------------

Net increase (decrease) in cash and cash equivalents ....................               (3,234)              (1,593)
Cash and cash equivalents at beginning of period.........................                7,537                3,412
                                                                                ----------------     ----------------
                                                                                ----------------     ----------------
Cash and cash equivalents at end of period...............................       $        4,303       $        1,819
                                                                                ================     ================
Supplemental disclosures of cash flow information:
   Cash paid for interest ...............................................       $        6,176       $        9,071
                                                                                ----------------     ----------------
   Cash paid for income taxes ...........................................       $            7       $            5
                                                                                ----------------     ----------------


        See accompanying notes to the consolidated financial statements.

                               MORTGAGE.COM, INC.


              Notes To Unaudited Consolidated Financial Statements


1.       Subsequent event
         ----------------

         On October 31, 2000, Mortgage.com, Inc. (the "Company") announced that it had been unable to obtain sufficient capital needed to execute fully its business plan and that it was commencing the orderly wind down of its lending operations and was laying off the majority of its employees. On November 6, 2000, the Board of Directors, after exploring the Company's available options for maximizing the value of its remaining assets for the benefit of creditors and shareholders, approved the sale to Mortgage Systems International LLC ("MSI"), a subsidiary of Banco Hipotecario SA ("BH"), of the Company's rights to its technology, proprietary software and certain related assets, including intellectual property rights, technology contracts, third party technology licenses and certain furniture, fixtures and equipment related to the development of the technology. On November 13, 2000, the Company received written consent approving the sale from holders of a majority of the Company's outstanding stock, and on November 16, the sale was consummated. The Company also sold to MSI the Company's trademark "Rapid Response Center" and the related domain name and the trademark "CLOser". MSI also hired 45 technology related staff members from the Company. In consideration for all of the foregoing transfers, the Company received $1.5 million in cash, 25% of the equity interests of MSI and a two-year option to acquire an additional 5% of the equity of MSI for an exercise price of $1.5 million. BH, an Argentinian financial institution, funded MSI with $10 million in capital.

         Following the transfer of assets to MSI, the Company's remaining assets consisted primarily of the domain name "www.mortgage.com", a loan officer-based mortgage brokerage operation in California, and a 51% interest in its subsidiary, Openclose.com, Inc. (which interest is pledged to secure a $2 million loan from Openclose.com, Inc. to the Company), and the Company's 25% equity interest in MSI. The board of directors of Openclose.com, Inc., has authorized the sale of a new issue of its Series B Preferred Stock to venture capital investors to raise additional capital. The effect of this transaction will be to dilute the Company's interest in Openclose.com, Inc. The Company continues to explore ways to maximize the value of its remaining assets for the benefit of the Company's creditors and shareholders, but the Company may be unsuccessful in generating funds sufficient to pay creditors in full or in generating a return to shareholders.

     As a result of the decision to wind down its lending operations, the Company has recorded a write down of goodwill and other intangible assets, capitalized software development costs and property and equipment and recorded an impairment of assets expense in an amount of $10,023,000 on September 30, 2000, as follows:

     Goodwill                                       $ 5,836,000
     Covenant not to compete                            684,000
                                                    -----------
     Goodwill and other intangible assets           $ 6,520,000
     Capitalized software development costs           2,835,000
     Property and equipment                             668,000
                                                    -----------
                                                   $10,023,000

     The Company is reviewing alternatives for disposal of other assets, and such disposals might result in additional write offs in the fourth quarter of 2000.

2.       Description of Business
         -----------------------

         The Company is incorporated in Florida, and prior to the events described above, provided online mortgage services to consumers and to other businesses. The Company has developed state-of-the-art technology to support its own loan origination, processing, underwriting, closing and secondary marketing of mortgage loans and used this technology as a platform to enable other industry participants to improve the efficiency and effectiveness of their operations.

         The Company commenced operations in 1994 as a wholesale mortgage lender providing independent mortgage brokers with various support services, including processing and closing services, as well as a source of funding for their loans. In 1995, the Company acquired a software system designed to support mortgage origination, processing, underwriting and closing operations. This system was enhanced and became known as CLOser, a proprietary platform that supports all of the services that the Company offers. The Company used the CLOser software system to enable financial institutions and non-traditional mortgage originators such as realtors and homebuilders to originate mortgages as an ancillary service. The Company also used the CLOser platform to provide management processing and back-office services to those customers on an outsourced basis and also provided funding for the mortgages originated by them.

         In January 1999, the Company changed its name from First Mortgage Network, Inc. to Mortgage.com, Inc.

3.       Unaudited Interim Consolidated Financial Statements
         ---------------------------------------------------

         The consolidated financial statements as of September 30, 2000 and for the three and nine-month periods ended September 30, 2000 and 1999 are unaudited. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 1999 as set forth in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments of a recurring nature which are necessary to present a fair statement of results for the interim periods have been made. The unaudited results of operations for the interim periods are not necessarily indicative of the results for the full year or any future period.

         All share and per share amounts, and additional paid-in capital, have been restated to reflect a seven-for-one common stock split effective August 11, 1999.

4.       Use of Estimates
         ----------------

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

5.       Other Assets
         ------------

         The Company entered into an agreement in 1996 to sell internally developed software to an investment firm. As a condition to the agreement, the Company entered into a ten-year distribution and profit sharing agreement for the software with the same investment firm. The purchase price of the software was $10,800,000 of which $1.61 million was received in cash. Due to certain contract contingencies, the proceeds from the transaction, net of related costs, were recorded as deferred revenue to be recognized when the contingencies were satisfied. The related note was included in accounts and notes receivable on the balance sheet at December 31, 1998 at its discounted net present value and, due to the contingencies affecting collectibility, was fully reserved for at December 31, 1998. On March 31, 1999, this software profit sharing agreement was sold to an unrelated company as part of a sale of a subsidiary of the Company. The Company was relieved of any further obligations. As a result, the $1.01 million in deferred revenue was recorded as management, technology and other fees income in the nine-month period ended September 30, 1999.

6.       Shareholders' Equity
         --------------------

         (a)  Common Stock Transactions

         During January 1999, the Company issued 140,000 shares of common stock at a value of $4.61 per share in connection with the acquisition of the Internet domain name www.mortgage.com.

         (b)  Stock Option and Warrant Transactions

         Options to purchase 561,308 shares of common stock under the Company's Stock Option Plan were exercised during the nine-month period ending September 30, 2000. During the nine-month period ending September 30, 2000, 595,000 common stock warrants were exercised.

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

         (d)  Additional Financing

         On March 27, 2000, the Company entered into a common stock purchase agreement with Sugarplum granting the Company an option to sell stock to that investor over the next 24 months, commencing on June 30, 2000. Under this commitment, the Company may be able to sell, subject to certain conditions, up to a total of $40 million of its unissued common stock. As of September 30, 2000, no stock has been sold under this agreement.

         (e)  Unearned Compensation

         Unearned compensation resulted when stock options were granted in 1998 and 1999 at prices that were subsequently determined to be less than their estimated fair value. The Company recorded an estimate of the excess of fair value over the exercise price of approximately $16.6 million as a separate component of shareholders' equity. During the nine-month periods ended September 30, 2000 and 1999, the Company amortized approximately $1.5 million and $7.2 million to compensation and employee benefits expense, respectively. As the Company's stock option plan has a five-year vesting requirement, the remaining deferred compensation cost is being amortized on a straight line basis over the vesting period. Stock-based compensation is a non-cash expense. During the three and nine month periods ended September 30, 2000, 111,832 and 858,431 shares, respectively, of option grants included in the recording of unearned compensation were cancelled. In the three and nine month periods ended September 30, 2000, the Company reversed $86,000 and $615,000, respectively, of previously expensed compensation expense and $160,000 and $1,484,000, respectively, of the remaining balance of unearned compensation against additional paid-in capital.

         (f)  Preferred Stock Transaction

         During the three months ended June 30, 1999, the Company issued 250,000 shares of preferred stock for $14,505,000 net of expenses. These shares were converted into common shares at the time of the Company's Initial Public Offering of common stock on August 11, 1999.

7.       Risk Management Activities
         --------------------------

         In order to mitigate the risk that a change in interest rates will result in a decline in the value of the Company's committed pipeline or inventory, the Company enters into derivative financial instruments. Due to the variability of closings in the Company's committed pipeline, which is driven primarily by interest rates, the Company's hedging policies require that a substantial percentage of the committed fixed-rate conforming pipeline be hedged with forward contracts for the sale of mortgage-backed-securities. As of September 30, 2000, the forward contracts to sell mortgage-backed securities amounted to $121.0 million in maturities of up to three months. These forward contracts had an unrealized loss of $575,000 at September 30, 2000 ($172,000 has been recognized as a liability). The mortgage-backed securities that are to be delivered under these contracts are fixed-rate, and generally correspond with the composition of the Company's inventory and committed pipeline.

         As of September 30, 2000, the Company had $29.0 million of fixed-rate closed mortgage loans in inventory. In addition, as of September 30, 2000, the Company had short-term rate and point commitments amounting to approximately $67.5 million to fund fixed-rate mortgage loan applications in process. Substantially all of these commitments are for periods of 60 days or less. (After funding and sale of the mortgage loans, the Company's exposure to credit loss in the event of nonperformance by the mortgagor is limited).

         The Company has potential exposure to credit loss in the event of nonperformance by the counterparties to the various forward sales. The Company manages this credit risk by selecting only well established, financially strong counterparties, spreading the credit risk among many such counterparties, and by placing contractual limits on the amount of unsecured credit risk from any one counterparty. The Company's exposure to credit risk in the event of default by a counterparty is the current cost of replacing the contracts net of any available margins retained by the Company, a custodian or the Mortgage-Backed Securities Clearing Corporation (the"MBSCC"), which is an independent clearing agent.

8.       Income Taxes
         ------------

         No current or deferred provision for income taxes was recorded for the three or nine-month periods ended September 30, 2000 and 1999 due to the Company's operating losses in the respective periods.

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


(In Thousands)                                                                        Business to          Direct to
                                                                   Total               Business            Consumer
                                                               ---------------       --------------      --------------
Three months ended September 30, 2000
   Revenue:
     Secondary marketing revenue, net ....................     $       5,756         $      4,816        $       940
     Loan production and processing fees, net ............             1,510                1,297                213
     Management, technology and other fees ...............               730                  730                 --
     Interest income .....................................             2,432                2,064                368
                                                               ---------------       --------------      --------------
   Total revenue .........................................            10,428                8,907              1,521

   Expenses:
     Compensation and employee benefits ..................             9,985                8,438              1,547
     Marketing  and advertising...........................               686                  580                106
     Depreciation and amortization .......................             1,764                1,491                273
     General and administrative ..........................             4,308                3,640                668
     Interest expense ....................................                30                   25                  5
                                                               ---------------       --------------      --------------
   Total segment expenses ................................            16,773               14,174              2,599
                                                                                     --------------      --------------
   Segment loss ..........................................                           $     (5,267)       $    (1,078)
                                                                                     --------------      --------------
   Research and development not allocated to segments ....             1,086
   Expenses not allocated to segments ....................             6,374
   Impairment of Assets ..................................            10,023
                                                               ---------------
   Total expenses ........................................            34,256
                                                               ---------------
   Net loss ..............................................     $     (23,828)
                                                               ===============

Three Months ended September 30, 1999
   Revenue:
     Secondary marketing revenue, net ....................     $       8,622         $      6,083        $     2,539
     Loan production and processing fees, net ............             2,442                1,983                459
     Management, technology and other fees ...............               663                  663                 --
     Interest income .....................................             2,847                2,217                630
                                                               ---------------       --------------      --------------
   Total revenue .........................................            14,574               10,946              3,628

   Expenses:
     Compensation and employee benefits ..................            11,306                8,632              2,674
     Marketing  and advertising...........................             8,622                6,363              2,259
     Depreciation and amortization .......................             1,233                1,094                139







(In Thousands)                                                                        Business to          Direct to
                                                                   Total               Business            Consumer
                                                               ---------------       --------------      --------------

     General and administrative ..........................             3,713                2,959                754
     Interest expense ....................................             2,277                1,791                486
                                                               ---------------       --------------      --------------
   Total segment expenses ................................            27,151               20,839              6,312
                                                                                     --------------      --------------
   Segment loss ..........................................                           $     (9,893)       $    (2,684)
                                                                                     --------------      --------------
   Research and development not allocated to segments ....               389
   Expenses not allocated to segments ....................             9,605
                                                               ---------------
   Total expenses ........................................            37,145
                                                               ---------------
   Loss before extraordinary item  .......................     $     (22,571)
                                                               ===============

Nine months ended September 30, 2000
   Revenue:
     Secondary marketing revenue, net ....................     $      17,406         $     15,221        $     2,185
     Loan production and processing fees, net ............             5,659                4,939                720
     Management, technology and other fees ...............             1,924                1,924                 --
     Interest income .....................................             6,641                5,778                863
                                                               ---------------       --------------      --------------
   Total revenue .........................................            31,630               27,862              3,768
                                                               ---------------       --------------      --------------

   Expenses:
     Compensation and employee benefits ..................            30,437               26,985              3,452
     Marketing  and advertising...........................             2,468                2,269                199
     Depreciation and amortization .......................             4,951                4,403                548
     General and administrative ..........................            11,634               10,268              1,366
     Interest expense ....................................               755                  674                 81
                                                               ---------------       --------------      --------------
   Total segment expenses ................................            50,245               44,599              5,646
                                                                                     --------------      --------------
   Segment loss ..........................................                           $    (16,737)       $    (1,878)
                                                                                     --------------      --------------
   Research and development not allocated to segments ....             2,291
   Expenses not allocated to segments ....................            16,827
   Impairment of Assets ..................................            10,023
                                                               ---------------
   Total expenses ........................................            79,386
                                                               ---------------
   Net loss ..............................................     $     (47,756)
                                                               ===============

Nine Months ended September 30, 1999
   Revenue:
     Secondary marketing revenue, net ....................     $      27,168         $     19,361        $     7,807
     Loan production and processing fees, net ............             8,143                6,688              1,455
     Management, technology and other fees ...............             3,621                3,621                 --
     Interest income .....................................             8,406                6,856              1,550
   Total revenue .........................................            47,338               36,526             10,812

   Expenses:
     Compensation and employee benefits ..................            31,224               23,278              7,946
     Marketing  and advertising...........................            12,991                9,725              3,266









(In Thousands)                                                                        Business to          Direct to
                                                                   Total               Business            Consumer
                                                               ---------------       --------------      --------------

     Depreciation and amortization .......................             2,617                2,271                346
     General and administrative ..........................            10,101                8,212              1,889
     Interest expense ....................................             7,336                5,880              1,456
                                                               ---------------       --------------      --------------
   Total segment expenses ................................            64,269               49,366             14,903
                                                                                     --------------      --------------
   Segment loss ..........................................                           $    (12,840)       $    (4,091)
                                                                                     --------------      --------------
   Research and development not allocated to segments ....             1,759
   Expenses not allocated to segments ....................            15,637
                                                               ---------------
   Total expenses ........................................            81,665
                                                               ---------------
   Loss before extraordinary item.........................     $     (34,327)
                                                               ===============


Segment assets at September 30, 2000 .....................     $      95,734         $     80,282        $    15,452
                                                                                     --------------      --------------
Other assets not allocated to segments ...................            25,099
                                                               ---------------
Total assets .............................................     $     120,833
                                                               ===============


Segment assets at September 30, 1999 .....................     $     109,487         $     65,509        $    43,978
                                                                                     --------------      --------------
Other assets not allocated to segments ...................            32,864
                                                               ---------------
Total assets .............................................     $     142,351
                                                               ===============

10.      New Accounting Pronouncements
         -----------------------------

         The Financial Accounting Standards Board ("FASB") has issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. As amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an Amendment of FASB Statement No. 133," the standard is effective for fiscal years beginning after June 15, 2000, and will be adopted by the Company for the year ending December 31, 2001. The Company anticipates that the adoption of the standard will not have a material impact on the consolidated financial statements.

         The FASB has additionally issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a Replacement of FASB Statement No. 125," effective for transfers and extinguish-ments after March 31, 2001. The impact and adoption of these standards is not expected to materially affect the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the financial condition and results of operations of Mortgage.com, Inc. should be read in conjunction with the Financial Statements and the related

Notes included in this Form 10-Q. This discussion contains, in addition to historical information, "forward-looking" statements that reflect our current views with respect to future events and financial performance. We use words such as "anticipate," "believe," "expect," "future," "plan" and "intend," and similar expressions, to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, such as the results of negotiations with the Company's warehouse lenders and other creditors and the adequacy of cash to cover expenses while the Company seeks to maximize the value of its assets, and you should not unduly rely on these forward looking statements.

Subsequent event
----------------

         On October 31, 2000, Mortgage.com, Inc. (the "Company") announced that it had been unable to obtain sufficient capital needed to execute fully its business plan and that it was commencing the orderly wind down of its lending operations and was laying off the majority of its employees. On November 6, 2000, the Board of Directors, after exploring the Company's available options for maximizing the value of its remaining assets for the benefit of creditors and shareholders, approved the sale to Mortgage Systems International LLC ("MSI"), a subsidiary of Banco Hipotecario SA ("BH"), of the Company's rights to its technology, proprietary software and certain related assets, including intellectual property rights, technology contracts, third party technology licenses and certain furniture, fixtures and equipment related to the development of the technology. On November 13, 2000, the Company received written consent approving the sale from holders of a majority of the Company's outstanding stock, and on November 16, the sale was consummated. The Company also sold to MSI the Company's trademark "Rapid Response Center" and the related domain name and the trademark "CLOser". MSI also hired 45 technology related staff members from the Company. In consideration for all of the foregoing transfers, the Company received $1.5 million in cash, 25% of the equity interests of MSI and a two-year option to acquire an additional 5% of the equity of MSI for an exercise price of $1.5 million. BH, an Argentinian financial institution, funded MSI with $10 million in capital.

         Following the transfer of assets to MSI, the Company's remaining assets consisted primarily of the domain name "www.mortgage.com", a loan officer-based mortgage brokerage operation in California, and a 51% interest in its subsidiary, Openclose.com, Inc. (which interest is pledged to secure a $2 million loan from Openclose.com, Inc. to the Company), and the Company's 25% equity interest in MSI. The board of directors of Openclose.com, Inc., has authorized the sale of a new issue of its Series B Preferred Stock to venture capital investors to raise additional capital. The effect of this transaction will be to dilute the Company's interest in Openclose.com, Inc. The Company continues to explore ways to maximize the value of its remaining assets for the benefit of the Company's creditors and shareholders, but the Company may be unsuccessful in generating funds sufficient to pay creditors in full or in generating a return to shareholders.

     As a result of the decision to wind down its lending operations, the Company has recorded a write down of goodwill and other intangible assets, capitalized software development costs and property and equipment and recorded an impairment of assets expense in an amount of $10,023,000 on September 30, 2000, as follows:

     Goodwill                                    $ 5,836,000
     Covenant not to compete                         684,000
                                                 -----------
     Goodwill and other intangible assets        $ 6,520,000
     Capitalized software development costs        2,835,000
     Property and equipment                          668,000
                                                 -----------
                                                 $10,023,000

     The Company is reviewing alternatives for disposal of other assets, and such disposals might result in additional write offs in the fourth quarter of 2000.

         The Company has received a delisting notice from the Nasdaq Stock Market due to its low trading price per share. The delisting is scheduled to become effective on February 7, 2001. The Company does not expect to be able to satisfy the requirements for continued listing. Moreover, the rules of the Nasdaq Stock Market require that companies listed on the Nasdaq National Market continue to have an operating business. If the Company completes its plans to wind down its operations, it will no longer have an operating business. If the Nasdaq Stock Market delists the Company's common stock, the ability of shareholders to buy and sell shares may be materially impaired.

         The Company may not be able to find qualified buyers for its remaining assets at prices necessary to generate cash to satisfy its current and future obligations. The Company may not be able to negotiate the orderly wind down of its obligations to creditors. As a result, the Company may not be able to generate meaningful cash, or any cash, which could be returned to shareholders, and the timing of any distribution is uncertain.

Overview
--------

         Until the events described in the subsequent event above, we have been a provider of mortgage services to businesses and to consumers and a leading provider of such services on the Internet. We developed state-of-the-art technology to support the origination, processing, underwriting, closing and secondary marketing of mortgage loans. We used this technology as a platform to provide mortgage financing directly to borrowers and to enable our clients, such as mortgage brokers, mortgage banks, Realtors and homebuilders, to improve the efficiency and effectiveness of their operations.

     We provided origination, processing, underwriting, closing, funding and post-closing mortgage services, and the technology to support these services, to other mortgage industry participants through our business-to-business channels. We enabled these business clients to efficiently conduct the mortgage process by providing them with:

         o private label mortgage services, where we provided mortgage services that our clients can market under their own brand names;

         o co-branded mortgage services, where we provided mortgage services that we and our clients jointly market under both of our brand names;

         o back office services, where we provided the behind-the-scenes administrative and operational portions of the mortgage process for our clients and licenses of our proprietary technology, including CLOser and its Internet interface.

         We provided similar services for mortgages originated directly with borrowers through our direct-to-consumer channels. We originated mortgages directly with borrowers through www.mortgage.com and several other web sites and through our loan counselors stationed at the point-of-sale of homes. In February 2000, we initiated the conversion of our loan officer point of sale originations to the installation of various web-based solutions in the offices of our Realtor and homebuilder clients. We have also enabled our loan officers to offer our point of sale Internet solutions to real estate and other companies.

     We also developed www.openclose.com, a web site where participating mortgage lenders, brokers and loan correspondents pay for the opportunity to exchange lender product and pricing information, automated underwriting data, mortgage insurance certificates and borrower application information in an online environment. The www.openclose.com web site became available for commercial use in 1999 and 1,449 brokers and 20 lenders have agreed to participate in the program as of September 30, 2000.

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

         We have experienced substantial losses since inception and, as of September 30, 2000, have an accumulated deficit of $113.0 million. These net losses and the accumulated deficit are a result of investments in our technology infrastructure and personnel in anticipation of growth in loan volumes from both our business-to-business and direct-to-consumer channels and from a $10 million advertising campaign in 1999 to increase the awareness of the Mortgage.com brand name. We have discontinued all lending operations effective on October 31, 2000 and are in the process of selling all remaining assets, or seeking other methods for maximizing the value of our remaining assets for the benefit of our creditors and shareholders, as described in Note 1 to the financial statements.

         On October 7, 1999, we terminated our agreement with Intuit Lender Services, Inc. ("ILSI") for the provision of conforming loan mortgage services to the Quicken mortgage.com web site. Upon notice of termination, we were immediately relieved of certain exclusivity restrictions, and minimum loan obligations specified in the agreement will be reduced by 1/12 per month over a 12-month period. In addition, on November 9, 1999, ILSI terminated a second agreement concerning the provision for sub-prime mortgage services. Upon notice of termination, we were immediately relieved of certain exclusivity restrictions and minimum loan obligations specified in the agreement will be reduced by 1/9 each month over a period of nine months. We processed 15 loans from this agreement in the nine months ended September 30, 2000, and accordingly, do not anticipate that the termination of this agreement will have a material adverse effect on the Company's sub-prime loan business.

Results of Operations
---------------------

     The following table sets forth the percentage of total revenue of selected line items included in our statement of operations for the periods indicated:

                                                                Three Months Ended                 Nine Months Ended
(Unaudited)                                                        September 30,                     September 30,
                                                           ------------------------------    ------------------------------
                                                               2000             1999             2000            1999
                                                           --------------   -------------    -------------   --------------
Revenue:
   Secondary marketing revenue, net ..................          55.2 %           59.2 %           55.0%           57.4 %
   Loan production and processing fees, net ..........          14.5             16.8             17.9            17.2
   Management, technology and other fees .............           7.0              4.5              6.1             7.6
   Interest income  ..................................          23.3             19.5             21.0            17.8
                                                           --------------   -------------    -------------   --------------
Total revenue ........................................         100.0            100.0            100.0           100.0
                                                           --------------   -------------    -------------   --------------

Expenses:
   Compensation and employee benefits ................         108.6            126.2            108.6            86.1
   Marketing .........................................           7.2             59.2              8.0            27.9
   Research and development ..........................          10.4              2.7              7.2             3.7
   Depreciation and amortization .....................          22.1             11.4             20.6             7.4
   General and administrative ........................          59.8             35.3             54.3            28.1
   Other Interest expense ............................          24.3             20.1             20.5            19.3
   Impairment of Assets ..............................          96.1             --               31.7            --
                                                           --------------   -------------    -------------   --------------
Total expenses .......................................         328.5            254.9            250.9           172.5
                                                           --------------   -------------    -------------   --------------
   Loss before minority interest .....................        (228.5)          (154.9)          (150.9)         (72.5)
   Loss on early extinguishment of debt ..............          --               (3.0)            --             (0.9)
                                                           --------------   -------------    -------------   --------------
Net loss .............................................        (228.5)%         (157.9)%         (150.9)%        (73.4)%
                                                           ==============   =============    =============   ==============


  Comparison of Three and Nine-month periods Ended September 30, 2000 and 1999
  ----------------------------------------------------------------------------

Revenue
-------

         Total revenue decreased 28% to $10.4 million for the three-month period ended September 30, 2000 from $14.6 million in the three-month period ended September 30, 1999 and decreased 33% to $31.6 million for the nine-month period ended September 30, 2000 from $47.3 million in the comparable period in 1999. The total dollar amounts of loans that we closed were $517.0 million and $1.7 billion for the three and nine-month periods ended September 30, 2000, respectively. Of these loans, $451.9 million and $1.4 billion were from purchase-money mortgages and $65.0 million and $216.0 million were from refinances in the respective periods. In the comparable periods in 1999, we closed $687.3 million and $2.3 billion in loans, respectively. Of these loans, $544.4 million and $1.4 billion were from purchase-money mortgages and $142.9 million and $831.0 million from refinances in the respective periods. From these closed loans, we funded and sold in the secondary market $416.9 million and $1.3 billion for the three and nine-month periods ended September 30, 2000, respectively, as compared to $544.0 million and $1.8 billion in the comparable periods last year. Other mortgage lenders funded the loans that we originated but chose not to fund. The decrease in revenue resulted primarily from lower volumes of loans originated due to the effect of higher interest rates on mortgage demand in 2000 and the cancellation of the affiliation with ILSI.

         Secondary marketing revenue, net. Gains on sale and other revenue from the closing and selling of mortgage loans decreased 33% to $5.8 million for the three-month period ended September 30, 2000 from $8.6 million in the three-month period ended September 30, 1999 and decreased 36% to $17.4 million for the nine-month period ended September 30, 2000 from $27.2 million in the comparable period in 1999. The decreases resulted primarily from the decreases in the total dollar amount of loans we closed, funded and sold due to the effect of higher interest rates on loan demand in 2000, especially on refinanced loans.

         Loan production and processing fees, net. Loan production and processing fees, less amounts paid to third parties for processing services, decreased 38% to $1.5 million for the three-month period ended September 30, 2000 from $2.4 million in the comparable period in 1999 and decreased 31% to $5.7 million for the nine-month period ended September 30, 2000 from $8.1 million in the comparable period in 1999. The decrease in production and processing fees resulted from an overall decrease in loan volume. During the three-month periods ended September 30, 2000 and 1999, approximately 0% and 18% of these fees came from ILSI, respectively. During the nine- month periods ended September 30, 2000 and 1999, approximately 13% and 20% of these fees came from ILSI, respectively. Fees from ILSI in the nine-month period ended September 30, 2000 included $420,000 from the settlement of outstanding fees in the termination of the contracts. Fees from this source have ceased.

         Management, technology and other fees. Revenue from management, technology and other fees increased 10% to $730,000 for the three-month period ended September 30, 2000 from $663,000 in the comparable period in 1999 and decreased 47% to $1.9 million for the nine-month period ended September 30, 2000 from $3.6 million in the comparable period in 1999. Fees for technology services and software development resulted in the increase between the three-month periods. The nine month period in 1999 includes recognition of $1.0 million in previously deferred revenue from the sale of software that we no longer use in our business.

         Interest income. Interest income decreased 15% to $2.4 million for the three-month period ended September 30, 2000 from $2.8 million in the comparable period in 1999 and decreased 21% to $6.6 million for the nine-month period ended September 30, 2000 from $8.4 million in the comparable period in 1999. The decrease was primarily related to lower volume of closed loans and of loans earning interest prior to sale.

Expenses
--------

         Total expenses decreased 8% to $34.3 million in the three-month period ended September 30, 2000 from $37.1 million in the comparable period in 1999. This decrease reflects a $7.9 million decrease in marketing expenses from a branding advertising campaign in 1999 to introduce the Mortgage.com brand name to the public, a reduction of personnel required to handle lower volumes of loans closed and sold and related overhead expenses. This advertising campaign ended by December 31, 1999 and no comparable expenses were incurred in 2000.

         Compensation and employee benefits. Compensation and employee benefits consist primarily of management and employee salaries, bonuses and commissions and related costs as well as the cost of personnel from temporary agencies. Total compensation and benefit costs decreased 39% to $11.3 million for the three-month period ended September 30, 2000 from $18.4 million in the comparable period in 1999 and decreased 16% to $34.3 million for the nine-month period ended September 30, 2000 from $40.7 million in the comparable period in 1999. Compensation and benefits represents 108.6% and 108.6% of revenue in the three and nine-month periods ended September 30, 2000, respectively, and 126.2% and 86.1% of revenues in the comparable periods in 1999. The three and nine month periods in 1999 included $6.1 million of amortization of unearned compensation, as described below. The decrease in total compensation and benefit costs in the third quarter primarily resulted from the continuation of a planned decrease in personnel from 776 at December 31, 1999 to 589 at September 30, 2000 in reaction to lower volumes of loans closed and the efficiencies of a more experienced staff in 2000. The first nine months of 1999 reflected a 290 person increase in employees as we were staffing and training new employees to handle the then newly-created Internet call center.

         Included in "Compensation and employee benefits" is the amortization of unearned compensation which resulted when stock options we granted during 1998 and 1999 were subsequently deemed to have exercise prices less than the estimated fair market value of our common stock at the time of grant. Prior to 2000, we recorded approximately $16.6 million in unearned compensation, and we amortized approximately $441,000 and $6.1 million of that amount to expense in the three-month periods ended September 30, 2000 and 1999, respectively. We amortized approximately $1.5 million and $7.2 million of that amount to expense in the nine-month periods ended September 30, 2000 and 1999, respectively. During the three and nine month periods ended September 30, 2000, 111,832 and 858,431 shares, respectively, of option grants included in the recording of unearned compensation were cancelled. In the three and nine month periods ended September 30, 2000, the Company reversed $86,000 and $615,000, respectively, of previously expensed compensation expense and $160,000 and $1,484,000, respectively, of the remaining balance of unearned compensation against additional paid-in capital. The remaining unearned compensation balance will be amortized on a straight line basis over the remaining vesting periods of the underlying options. The reduction in employees in conjunction with the operational wind down in the fourth quarter of 2000, discussed in Note 1, to the financial statements, will result in cancelled options and a reversal of most of the remaining balance of Unearned Compensation and a reversal of expense previously recorded. Stock-based compensation is a non-cash expense.

         Marketing and advertising. In 2000, marketing and advertising expenses consist primarily of leads generated through Internet marketing and distribution agreements or co-branding arrangements, as well as the cost of trade-show participation. Marketing and advertising expenses also include fees paid to other web sites and business partners for lead generation. In 1999, the cost of the Company's national advertising campaign to introduce the Mortgage.com brand name to the public was included in marketing and advertising. This campaign ended by December 31, 1999 and no comparable expenses were incurred in 2000.

         Marketing and advertising expenses decreased 91% to $755,000 for the three-month period ended September 30, 2000, or 7.2% of revenue, from $8.6 million in the comparable period in 1999, or 59.2% of revenue. These expenses decreased 81% to $2.5 million for the nine-month period ended September 30, 2000, or 8.0% of revenue, from $13.2 million in the comparable period in 1999, or 27.9% of revenue. The decrease was directly related to the cost of $6.8 million for brand advertising incurred in the second quarter of 1999, and the reduced levels of co-branding costs with the termination of the ILSI contracts.

         Research and development. Research and development costs consist primarily of compensation and benefit costs of development personnel, materials, computer equipment and supplies consumed in software development and related facility costs. Research and development expenses increased 182% to $1.1 million for the three-month period ended September 30, 2000, or 10.4% of revenue, from $390,000 in the comparable period in 1999, or 2.7% of revenue. Research and development expenses increased 28% to $2.3 million for the nine-month period ended September 30, 2000, or 7.2% of revenue, from $1.8 million in the comparable period in 1999, or 3.7% of revenue. These expenses primarily include the initial phases of product development to integrate CLOser with newly-acquired Internet technology and to develop third-party software and web platforms.

         Depreciation and amortization. Depreciation and amortization consists of depreciation of capital equipment, amortization of goodwill related to acquisitions, amortization of the Mortgage.com domain name intangible asset and amortization of capitalized software development costs. Depreciation and amortization expenses increased 35% to $2.3 million for the three-month period ended September 30, 2000, or 22.1% of revenue, from $1.7 million in the comparable period in 1999, or 11.4% of revenue. Depreciation and amortization expenses increased 86% to $6.5 million for the nine-month period ended September 30, 2000, or 20.6% of revenue, from $3.5 million in the comparable period in 1999, or 7.4% of revenue. The increases related to expenditures to expand our Internet infrastructure, to consolidate our Florida facilities into our new home office in January 2000, to acquire capital equipment in support of call center operations and for additions to goodwill for acquisitions in 1999. During the nine-month period ended September 30, 2000, $869,000 was amortized on the intangible asset compared to $323,000 in the comparable period in 1999.

         General and administrative. General and administrative costs include telephone and communication costs, rent and other occupancy costs, equipment leases, loan transfer fees and consulting and professional expenses. General and administrative expenses increased 22% to $6.2 million for the three-month period ended September 30, 2000, or 59.8% of revenue, from $5.1 million in the comparable period in 1999, or 35.3% of revenue. General and administrative expenses increased 29% to $17.2 million for the nine-month period ended September 30, 2000, or 54.3% of revenue, from $13.3 million in the comparable period in 1999, or 28.1% of revenue. The increases in general and administrative expenses resulted from additional rent, communication costs and other expenses related to call center operations, the new home office and the operating leases of equipment acquired in 1999.

         Impairment of Assets. The actions described under the caption "Subsequent Event", resulted in a $10.0 million expense for impairment of assets in the three-month and nine-month periods ended September 30, 2000, as follows:

     Goodwill                                    $ 5,836,000
     Covenant not to compete                         684,000
                                                 -----------
     Goodwill and other intangible assets        $ 6,520,000
     Capitalized software development costs        2,835,000
     Property and equipment                          668,000
                                                 -----------
                                                 $10,023,000

         The Company is reviewing alternatives for disposal of other assets, and such disposals might result in additional write-offs in the fourth quarter of 2000.

         Interest expense. Interest expense, which includes interest on subordinated debt and on capital lease obligations, decreased 14% to $2.5 million, or 24.3% of revenue, in the three-month period ended September 30, 2000, compared to $2.9 million, or 20.1% of revenue, in the comparable period in 1999. Interest expense decreased 29% to $6.5 million, or 20.5% of revenue, in the three-month period ended September 30, 2000, compared to $9.1 million, or 19.3% of revenue, in the comparable period in 1999. The decrease was a result of the interest on the $40.5 million in subordinated debt issued in February 1999 and repaid in August 1999 with proceeds of our initial public offering of common stock, the effect of reduced loan originations on warehouse lines in 2000 and use of cash to reduce the warehouse borrowing.

Liquidity And Capital Resources
-------------------------------

     As of September 30, 2000, we had cash and cash equivalents of $4.3 million. In the third quarter, we used approximately $10.4 million in cash in operating our business. We actively pursued various alternatives to improve our liquidity position over the past several months. These efforts were not successful in raising additional cash or capital, forcing us to take measures described in
Note 1 to the financial statements.

         On August 11, 1999, we completed an initial public offering in which we sold 7,062,500 shares of common stock. Subsequently, the underwriters of the public offering exercised an option to purchase an additional 379,375 shares of common stock to cover over-allotments of shares. The gross proceeds from these transactions were $59.5 million, or $55.4 million net of underwriter discounts. A portion of the proceeds was used to repay $40.5 million of subordinated debt and $433,000 was used to redeem certain warrants that were issued in the nine-month period ended September 30, 1999.

         From the Company's inception until the initial public offering in August 1999, operations were funded primarily through net cash proceeds from private issuances of preferred stock, including $15.0 million in the second quarter and $40.5 million in subordinated debt in the third quarter of 1999. All preferred stock converted into common stock at the date of the public offering in August, and the subordinated debt was repaid with the proceeds of the public offering

         Our primary need for operating capital has been for the funding of mortgage loans between closing and eventual delivery to secondary market investors. We fund these loans through warehouse lines of credit and collateralized loan purchase agreements with banks and other financial institutions. At September 30, 2000, we had a single syndicated line of credit with Residential Funding Corporation and Bank United for $110 million and loan purchase agreements with Greenwich Capital and Superior Bank of $50 million and $10 million, respectively. These financing arrangements generally provided between 97% and 99% of the principal amounts needed to fund mortgage loans and are collateralized by the underlying mortgages. The average time between funding closed mortgages and receipt of loan sale proceeds from investors was approximately 25 days during the three months ended September 30, 2000. On September 30, 2000, the Company was in default with covenants related to the amount of our tangible net assets and of net loss incurred in the third quarter and on October 31, 2000 these financing arrangements were rescinded by the lenders. These financing arrangements will be terminated by November 30, 2000 and all remaining loans sold to investors.

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

         Net cash used in operating activities for the nine-month period ended September 30, 2000 totaled $32.7 million. This cash was used primarily to fund losses, increase the mortgage loans available for sale and reduce other liabilities.

         Net cash used in investing activities in the nine-month period ended September 30, 2000 totaled $3.4 million primarily for costs related to software development, offset by disposals of property and equipment in locations vacated in the move to the new home office.

         Net cash provided by financing activities for the nine-month period ended September 30, 2000 totaled $32.9 million, as $30.0 million in proceeds from sale of interest in the Openclose.com subsidiary was used partly to reduce warehouse and other notes payable.

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

         Prior to May 2000, we originated mortgage loans and managed the market risk related to those loans by pre-selling them on a best efforts basis to the anticipated secondary market investors at the same time that we established the borrowers' interest rates. When selling loans on a best efforts basis, if we can deliver the loans within the time frames established by the secondary market investors, we have no interest rate risk exposure on those loans. However, if the loan closes but we cannot deliver the loan within those time frames, and if interest rates increase, we may experience a reduced gain or may even incur a loss on the sale of the loan. In the third quarter, we sold the majority of the loans through best efforts commitments, which means we do not suffer a penalty if the loans do not close.

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

         During 2000, we implemented a hedging strategy to help us manage the additional risk we incur when loans are sold on a mandatory delivery basis. We retained Tuttle & Co., an unaffiliated advisory firm, to help us manage our interest rate risks through hedging strategies. Hedging strategies involve buying and selling mortgage-backed securities so that if interest rates increase or decrease sharply and we expect to suffer a loss on the sale of those loans, our buying and selling of mortgage-backed securities will offset the loss.

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

         An effective hedging strategy is complex and no hedging strategy can completely eliminate our risk. Part of this is because the prices of mortgage-backed securities do not necessarily move in tandem with the prices of loans we receive from investors when we sell them. To the extent the two prices do not move in tandem, our hedging strategy may not work, and we may experience losses on our sales of mortgage loans in the secondary market. The other key factor is whether our projections properly estimate the number of loans that will actually close. To the extent that our projections prove inaccurate so that we have not effectively matched our purchases and sales of mortgage-backed securities with the sale of the closed loans we have originated, our gains on sales of mortgage loans would be reduced, or we would experience a net loss on those sales.

         As of September 30, 2000, the Company had $121.0 million of mortgage-backed security forward sales with maturities of up to three months. The fair value of such mortgage-backed security forward sales amounted to $120.4 million at September 30, 2000 ($171,000 recognized as a liability).

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

          None.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MORTGAGE.COM, INC.
                                       Registrant


Dated:  November 22, 2000
                                       /s/  Stephen H. Foltz
                                       -----------------------------------------
                                       Stephen H. Foltz, its duly authorized
                                       officer, Interim Chief Financial Officer